Form 10KSB
period 2002-04-30
NORMARK VENTURES CORP
filed 2002-08-13
CIK 1126380

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  fiscal  year  ended  April  30,  2002

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
        For  the  transition  period  from  ____  to  _____


COMMISSION  FILE  NUMBER  333-73822
                          ---------

                             NORMARK VENTURES CORP.
                             ----------------------
                 (Name of small business issuer in its charter)

NEVADA                                            98 - 0233347
---------------------------------                 --------------
(State  or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)



3575 Emerald Drive
North Vancouver, British Columbia, Canada          V7R 3B6
--------------------------------------------       -----------
(Address of principal executive offices)           (Zip Code)


(604)-506-8003
-------------------------


Issuer's telephone number


Securities registered under Section 12(b) of the Exchange Act:
Title of each class           Name of each exchange on which registered
--------------------          -----------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common stock, par value $0.001
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to such filing requirements for the past 90 days.     Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year    $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $84,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,400,000 shares of common stock, $0.001 par value

Transitional  Small Business Disclosure Format (check one): Yes  [ ]   No  [X]

                                     PART I

ITEM  1.     DESCRIPTION OF BUSINESS.

GENERAL

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own four mineral claims that we refer to as the Wheaton River mineral claims, as described below. We presently plan to do preliminary exploration work to search for economic mineralization on these claims. This initial preliminary exploration work will not constitute a full geological study of our mineral claims. A full geological study of our claims will involve a drilling program on the Wheaton River mineral claims and the geological interpretation of the results of this geological program. Completion of a full geological study of our claims is necessary to determine if additional exploration work on our mineral claims is warranted. We are in the process of completing the initial preliminary exploration work. However, we will require additional funds in order to complete the full exploration of the Wheaton River mineral claims.

There is no assurance that a commercially viable mineral deposit exists on our mineral claims. Our plan of operations is to carry out exploration work on our mineral claims in order to ascertain whether our claims possess commercially exploitable quantities of gold and silver. We can provide no assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Mineral  Claims  Purchase  Agreement

We purchased four mineral claims located in the Whitehorse Mining District of the Yukon Territory, Canada from Mr. Glen MacDonald pursuant to a purchase agreement between Mr. MacDonald and us dated April 30, 2001. We paid a purchase price of CDN $10,000 (approximately US $6,416) in consideration for our mineral claims. We refer to these mineral claims as the Wheaton River mineral claims. We acquired a 100% interest to the Wheaton River mineral claims, subject to a 2% net smelter returns royalty that we have agreed to pay to Mr. MacDonald in the event that we enter into production of the Wheaton River mineral claims. The net smelter returns royalty will equal 2% of the net smelter returns on the gross proceeds that we earn from the sale of any bullion, concentrates or ore from the mining of the mineral claims, less eligible costs of transportation and smelting and refining charges. If, after commencement of commercial production from the mineral claims, the net smelter returns royalty payable to Mr.
MacDonald  in  any  calendar year is less than $20,000 Canadian, then we will be obligated to pay to Mr. MacDonald the difference between $20,000 Canadian and the actual amount of net smelter returns royalty paid to Mr. MacDonald for the year. The net smelter returns royalty will terminate once we pay to Mr. MacDonald a total of $1,000,000 Canadian in royalty payments.

We determined to proceed with the purchase of the Wheaton River mineral claims based on the fact that previous mineral exploration work had been completed on the property. This prior exploration work indicated that the geology of the mineral claims was similar to the geology of other gold bearing mineral claims in the area of the Wheaton River mineral claims. This geology consists of the presence of an epithermal vein system that is similar to vein systems found in the area of the Wheaton River mineral claims that have been found to contain gold. A vein is a fault, crack or fissure in a rock filled by minerals that have traveled upwards from some deep source. The Wheaton River mineral claims also offer accessibility to an existing mill operation which would increase the commercial viability of production of the Wheaton River mineral claims if commercially exploitable reserves of gold are found.

Recording  of  the  Mineral  Claims

The Wheaton River mineral claims consist of four mineral claims located in the Whitehorse Mining District of the Yukon Territories, Canada. Mr. MacDonald recorded the mineral claims on November 27, 2000, pursuant to the Yukon Quartz Mining Act. The mineral claims have the following legal description:

     Name  of  Mining  Claim     Grant  Number     Claim  Sheet  Number
     -----------------------     -------------     --------------------

     AVA  1               YC18994          105D03
     AVA  2               YC18995          105D03

     AVA  3               YC18996          105D03
     AVA  4               YC18997          105D03

The four mineral claims comprising the Wheaton River mineral claims were staked in November 2000 by Mr. Glen MacDonald to cover the main area of potential gold
mineralization,  as  identified  by  Mr.  MacDonald.   Each  mineral  claim  is
effective until November 27, 2002. A payment in lieu of assessment work and renewal certificate fees totaling CDN $420 (US$262.84) was issued by Indian and Northern Affairs Canada extending the original expiration date from November 27, 2001 to November 27, 2002, Quartz Renewal Certificate Number QW27491. We are the beneficial owner of title to the mineral claims and no other person has any interest in the mineral claims, subject to our agreement to pay to Mr. MacDonald the net smelter returns royalty. During their existence, the mineral claims entitle us to all minerals found on or under the property comprising the mineral claims, together with the right to enter on and use and occupy the surface of the mineral claims. The Yukon Territory owns the land covered by the mineral claims in fee simple.

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the Yukon Territory. Currently, exploration work with a minimum value of $100 Canadian is required during each year. If we do not complete this minimum amount of exploration work, we may pay a fee of $100 Canadian each year and by pass this requirement. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. As our mineral claims are effective until November 27, 2002, we must file confirmation of the completion of exploration work in the minimum amount of $100 Canadian or make a payment in lieu or exploration work in the amount of $100 Canadian by November 27, 2002. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse on November 27, 2002 and we will lose all interest that we have in these mineral claims.

Location  of  the  Mineral  claims

The Wheaton River mineral claims are located approximately 5 kilometers south of the city of Whitehorse in the Yukon Territories, Canada. Access to the mineral claims is by the Alaska and Klondike highways and then by gravel roads requiring a vehicle with four-wheel drive capability.

The Wheaton River mineral claims cover a broad northwest trending ridge south of Mount Anderson. The region is characterized by rolling uplands with prominent peaks and steep-walled stream and river valleys. Glacial action has caused major valleys to have deep u-shaped drainages. The elevation of the mineral claims ranges from 884 meters to 1,850 meters above sea level. The mineral claims cover a barren ridge extending south from Mount Anderson. Timber covers the mineral claims at elevations below 1,200 meters. The ground above 1,200 meters is generally barren. The climate is a dry-arctic climate, with influences from the Pacific Ocean. Summer temperatures average 12 degrees centigrade. The exploration season lasts from May until October.

Geological  Report

We engaged Mr. William G. Timmins, P.Eng. to prepare a geological evaluation report on the Wheaton River mineral claims in June 2001. The work completed by Mr. Timmins in completing the geological report consisted of the acquisition of geological data from previous geological exploration and a review and synthesis of this geological data. This data acquisition involved the research and investigation of historic files to locate and retrieve data information acquired by pervious exploration companies in the area of the mineral claim. The work involved in this data acquisition included map and report reproduction, drafting and production of base maps, and compilation of preexisting information into a common database and map.

We received the geological evaluation report on the mineral claims prepared by Mr. Timmins in July 2001. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

Exploration  History  of  the  Mineral  claims

The history of the exploration of the mineral claims is summarized in the geological report that we obtained from Mr. Timmins, P. Eng. The following summary of the exploration history of the mineral claims is based on Mr. Timmins' summary of this exploration history.

Exploration of the region in which the mineral claims are located began 1893 at the time of the Klondike gold rush. Intensive exploration began in 1906 after the discovery of gold in the area of Mount Anderson. This discovery resulted in wagon roads being built to provide access to Mount Anderson. Limited mining of high-grade gold and silver bearing ore occurred; however, no record of ore production exists.

From the mid-1920's to the late 1960's, little exploration of significance took place. In the 1970's, many of the old showings were restaked as an increase in the value of base and precious metals rekindled the interest of prospectors and mining companies in the area.

On the area covered by our mineral claims, recent exploration started when the Wheaton River Joint Venture performed prospecting, grid development, mapping, geochemical and geophysical surveys, and bulldozer trenching and road building in 1984-1985. Mineralized rock formations were discovered in the area. Work done by previous owners from 1991 to 2000 has included bulldozer trenching, road construction, geological mapping, diamond drilling and prospecting. A trench is a long, narrow excavation dug through overburden or blasted out of rock to expose a vein or ore structure. Geochemical analysis is the analytical procedure conducted by a credited laboratory to determine the specific elemental concentrations of minerals contained within samples. Such samples may be from a variety of medium, including rock, soil and stream sediment.

Geology  of  the  Mineral  Claim

The geological report concluded that gold and silver mineralization occurs on our Wheaton River mineral claims in at least two distinct styles of mineralization. This gold and silver mineralization occurs in quartz veins. A vein is a fault, crack or fissure in a rock filled by minerals that have traveled upwards from some deep source. This mineralization is present in two of the three significant mineral formations identified in the area of our mineral claims that have the potential to include gold and silver mineralization. Moderate gold-silver and silver-lead soil geochemical anomalies occur on our mineral claims. Geochemical anomalies are concentrations of minerals present in mineral ore that are above normal concentrations occurring in the bedrock of the mineral claims.

Recommendations  of  Geological  Report

In his June 2001 geological report, Mr. Timmins, P. Eng. recommended the completion of a three-phase geological work program on the Wheaton River mineral claims.

The first phase of the exploration program would be comprised of a detailed geological survey of the mineral claims and a geological review of the results of the geological survey. This survey would include a visit to the site of the mineral claims. The estimated cost of completion of the first phase of the exploration program is $10,000.

The second phase of the exploration program would be comprised of trenching of the mineral claims and a geological interpretation of the results of the trenching program. The trenching would require bulldozer access to the site of the mineral claims in order to complete the trenching. The estimated cost of completion of the second phase of the exploration program is $25,000.

The third phase of the exploration program would be comprised of drilling approximately 500 meters of rock and a geological interpretation of the results of the drilling program. The drilling program would require access to the site of the mineral claims with drilling equipment. The estimated cost of completion of the second phase of the exploration program is $75,000.

The geological review and interpretations required in each phase of the exploration program would be comprised of review of the data acquired from each phase of the exploration program and an analysis of this data to assess the potential mineralization of the mineral claims. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. A significant component of this review would occur on site. The purpose of undertaking the geological review would be to determine if there is sufficient indication for the area to host mineralization to warrant additional exploration. Positive results of each phase of the exploration program would be required to justify continuing with the next phase of the exploration program. Such positive results would include the identification of zones of mineralization.

Current  State  of  Exploration

The mineral claims presently do not have any proven mineral reserves. The property that is the subject to the mineral claim is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim.

We have only recently commenced exploration of the mineral claim and exploration is currently in the preliminary stages. The status of our planned exploration program is discussed in detail below. Our planned exploration program is exploratory in nature and there is no assurance that mineral reserves will be proven.



Geological  Exploration  Program

We have accepted the recommendations of the June 2001 geological report and we proceeded with the first phase of the recommended geological exploration program in fiscal 2002. This work program was carried out by Mr. Timmins as our consultant geologist.

The work involved in completing this initial phase of exploration included a visit to the site of the mineral claim by Mr. Timmins and the field work required for this current geological work program. The rock samples collected by Mr. Timmins in the process of completing his geological survey were submitted to a qualified laboratory for assaying. The assay tests were completed by an independent laboratory in May 2002. Mr. Timmins reviewed the results of these assay tests and prepared an updated geological report on this first phase based on the results of the work program. We received Mr. Timmins' geological report in July 2002.

We must now make a determination of whether to proceed with the second phase of the exploration program based on the results of this first phase, as summarized in the updated geological report of Mr. Timmins. In completing this determination, we will make an assessment as to whether the results of phase one are sufficiently positive to enable us to achieve any financing that may be necessary for us to proceed with phase two of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects. We will only be able to proceed with this second phase if we are able to achieve the required financing.

Competitive  Conditions

We are a junior mineral resource exploration company. We compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

If the results of our mineral exploration program are successful, we may try to sell our mineral claims to a senior exploration company or to enter into a joint venture agreement with a senior exploration company for the further exploration and possible production of our mineral claims. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a sale or a joint venture agreement with a senior exploration company. Senior exploration companies have limited ability to purchase properties from junior exploration properties or to enter into joint venture agreements with junior exploration programs and will seek the junior exploration companies who have the properties that they deem to be the most attractive in terms of potential return and investment cost.

Compliance  with  Government  Regulation

We will be required to conduct all mineral exploration activities in accordance with the Quartz Mining Act of the Yukon Territories. We will not be required to obtain any land use permit from the Department of Indian and Northern Affairs - Land Use Branch in order to proceed with phase one of the recommended work program. We will be required to obtain a land use permit from the Department of Indian and Northern Affairs - Land Use Branch for any exploration work that results in a physical disturbance to the land. Accordingly, we will be required to obtain a work permit if we proceed with the second phase of our exploration program. There is a nominal fee to obtain a land use permit and the time to obtain a land use permit is approximately six weeks. We will incur the expense of our consultant geologist to prepare the required submissions to obtain a land use permit. We will be required to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of phase one of the exploration program. We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the geological report.

Employees

We have no employees other than Mr. Norman Wareham, our president, secretary and treasurer.

The services of Mr. Wareham were previously provided to us pursuant to a management agreement with Wareham Management Ltd., a private company controlled by Mr. Wareham. We previously paid Wareham Management Ltd. a management fee of $1000 per month. This arrangement was terminated in the fiscal year ended April 30, 2002 and Mr. Wareham is currently providing his services to us without compensation.

We conduct our business largely through agreements with consultants and arms-length third parties.

Research  and  Development  Expenditures

We have not incurred any research or development expenditures since our incorporation. We incurred $12,823 in mineral property costs associated with our exploration of the Wheaton River mineral claims from inception through to April 30, 2002.

Subsidiaries

We  do  not  have  any  subsidiaries.

Patents  and  Trademarks

We  do  not  own,  either  legally  or  beneficially,  any  patent or trademark.

RISK  FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-KSB before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If  We  Do  Not  Obtain  Additional  Financing,  Our  Business  Will  Fail

Our current operating funds are less than necessary to complete the exploration of the optioned mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. We had cash in the amount of $1,071 as of April 30, 2002. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims and the development of these mineral claims if our exploration indicates that our mineral claims possess commercially exploitable mineral reserves. We have obtained a geological report on our mineral claims that recommends a three-phase exploration program. We have completed phase one of this exploration program but we will require additional financing in order to complete phase two and phase three of the recommended exploration program in full. We will also require additional financing if the cost of the exploration of our mineral claims is greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for gold and silver, investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us

If We Complete A Financing Through The Sale Of Additional Shares Of Our Common Stock, Then Shareholders Will Experience Dilution

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our mineral claims to be earned by another party or parties carrying out further exploration, which is not presently contemplated.

If We Do Not Conduct Mineral Exploration On Our Mineral Claims Or Pay Fees In Lieu Of Mineral Exploration, Then Our Mineral Claims Will Lapse

We must complete mineral exploration work on our Wheaton River mineral claims and make filings with the Yukon Territory regarding the work completed or pay filing fees in lieu of completing work on our claims. If we do not conduct any mineral exploration on our claims or make the required payments in lieu of completing mineral exploration, then our claims will lapse and we will lose all interest that we have in these mineral claims. The expiry date of our mineral claims is currently November 27, 2002.

Because We Have Not Commenced Business Operations, We Face A High Risk Of Business Failure.

We have not begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on July 27, 2000 and to date have been involved primarily in organizational activities, the acquisition of our mineral claims and obtaining a geological report on our mineral claims. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Known material potential problems include unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.

Because We Anticipate Our Operating Expenses Will Increase Prior To Our Achieving Revenues, We Expect Significant Losses Prior To Any Profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful. We may not generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because Of The Speculative Nature Of Exploration Of Mining Properties, There Is Substantial Risk That No Commercially Exploitable Minerals Will Be Found And Our Business Will Fail.

The search for valuable minerals as a business is extremely risky. Our mineral claims may not contain commercially exploitable reserves of gold and silver.
Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of our mineral claims may not result in the discovery of commercial quantities of ore. Material risks are unusual or unexpected formations and other conditions involved in mineral exploration that often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because Of The Inherent Dangers Involved In Mineral Exploration, There Is A Risk That We May Incur Liability Or Damages As We Conduct Our Business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards. Typically, these hazards concern pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even If We Discover Commercial Reserves Of Precious Metals On Our Mineral claims, We May Not Be Able to Successfully Obtain Commercial Production

Our mineral claims do not contain any known mineral reserves. If our exploration programs are successful in establishing reserves of commercial tonnage and grade, we will require additional funds in order to place the mineral claims into commercial production. We may not be able to obtain these additional funds needed to begin commercial production.

Because Access To Our Mineral Claims is Often Restricted by Inclement Weather, We Will Be Delayed in Our Exploration and Any Future Mining Efforts

Access to the Wheaton River mineral claims is restricted to the period between May and October of each year due to snow and storms in the area. As a result, any attempts to test, explore or mine the property is largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can have a significant negative effect on our results of operations.

Because Of Our Limited Resources And The Speculative Nature Of Our Business, There Is A Substantial Doubt As To Our Ability To Continue As A Going Concern.

The report of Davidson & Company, our independent auditors, to our audited financial statements for the period ended April 30, 2002, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Those factors affecting the continued operations of Normark Ventures and the recoverability of mineral property costs are the existence of economically recoverable reserves, confirmation of Normark
Ventures' interest in the underlying mineral claims, the ability of Normark Ventures to obtain necessary financing to complete the development and upon future profitable production. If Normark Ventures is not able to continue as a going concern, it is likely investors will lose their investment.

If We Do Not Obtain Clear Title To The Mining Properties, Our Business May Fail.

While we have obtained a geological report with respect to our mineral properties, this should not be construed as a guarantee of title. The properties may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. Our mineral claims have not been surveyed and therefore, the precise locations and areas of the properties may be in doubt.

If We Are Unable To Hire And Retain Key Personnel, We May Not Be Able To Implement Our Business Plan And Our Business Will Fail

Our success will be largely dependent on our ability to hire highly qualified personnel with experience in geological exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired.
Currently, we have not hired any key personnel. Our failure to hire key personnel when needed would have a significant negative effect on our business.

Because Our Sole Executive Officer Does Not Have Formal Training Specific To The Technicalities Of Mineral Exploration, There Is A Higher Risk Our Business Will Fail

While Mr. G.W. Norman Wareham, our sole executive officer and a director, has experience as a director of several mineral exploration companies, he does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk of business failure.

Because Our Sole Executive Officer Has Other Business Interests, He May Not Be Able Or Willing To Devote A Sufficient Amount Of Time To Our Business Operations, Causing Our Business To Fail

Mr. Wareham, our sole director and executive officer, presently spends approximately 15% of his business time on business management services for our company. While Mr. Wareham presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Wareham from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Wareham may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

Because  We  Will  Be  Subject  To  Compliance  With  Government Regulation, Our
Anticipated  Cost  Of  Our  Exploration  Program  May  Increase

There are several governmental regulations that materially restrict the use of ore. We will be subject to the Quartz Mining Act of the Yukon Territory and the Canada Department of Indian and Northern Affairs - Land Use Branch as we carry out our exploration program. We may be required to obtain land use permits and perform remediation work for any physical disturbance to the land in order to comply with these regulations. There is also a risk that new regulations could increase our costs of doing business and prevent us from carrying our exploration program.

If We Receive Positive Results From Our Exploration Program And We Determine To Pursue Commercial Production, Then We May Be Subject To An Environmental Review Process That May Delay Or Prohibit Our Proceeding To Commercial Production

If the results of our geological exploration program indicate commercially exploitable reserves and we determine to pursue commercial production of our mineral claim, we may be subject to an environmental review process under Canadian environmental assessment legislation. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

If A Market For Our Common Stock Does Not Develop, Our Investors Will Be Unable To Sell Their Shares

There is currently no market for our common stock and a market may never develop. We currently plan to apply for trading of our common stock on the NASD over the counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part. However, our common stock may never be traded on the bulletin board or, if traded, that a public market may not materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, then investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because Mr. Wareham Owns 51.2% Of Our Outstanding Common Stock and Serves As Our President and Sole Director, Investors May Find That Corporate Decisions Made or Influenced By Mr. Wareham Are Inconsistent with the Best Interests of Other Stockholders.

Mr. Wareham is our sole employee, sole company director, our president and the beneficial owner of a majority of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Wareham may differ from the interests of the other stockholders. Since there are no other officers, directors, or employees, no person is in a position to identify conflicts of interests or make decisions in Mr. Wareham's place should a conflict be disclosed. Factors which could cause the interests of Mr. Wareham to differ from the interest of other stockholders include the impact of a corporate transaction on the business, time required to be devoted by Mr. Wareham to our business, and the ability of Mr. Wareham to continue to manage our business in light of the anticipated corporate transaction. Mr. Wareham's employment by other mineral exploration companies could pit competing demands on Mr. Wareham's time and fiduciary interests, leading to a divergence between his interests and the interests of other shareholders. We do not have corporate procedures in place to address these potential conflicts of interest.

If  A  Market  For  Our  Common Stock Develops, Our Stock Price May Be Volatile

There is currently no market for our common stock. If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to the following known material factors:

(1)     the  results  of  geological  exploration  program;
(2)     our  ability  or  inability  to  achieve  financing;
(3)     increased  competition;  and
(4)     conditions  and  trends  in  the  mineral  exploration  industry.

Other factors, either unknown at this time or less material, may also affect our stock price. Further, if our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of our common stock.

Because Our Stock Is Penny Stock, Shareholders Will Be Limited In Their Ability To Sell Their Stock

The shares of Normark Ventures constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in Normark Ventures will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than complying with those rules, some broker-dealers will refuse to attempt to sell our stock.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

We do not own or lease any property other than our interest in our mineral claims. See Item 1 - Description of Business for more information about our mineral claims.

Our principal business offices are located in the business offices of Mr. G. W. Norman Wareham, our sole executive officer and a director. We currently do not pay any amount to Mr. Wareham for our use of these premises.


ITEM  3.     LEGAL  PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending April 30, 2002.


                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

No  Public  Market  for  Common  Stock

There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the NASD over the counter bulletin board. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders  of  Our  Common  Stock

As  of  July  31,  2002,  we  had  forty-three  (43)  registered  shareholders.

Rule  144  Shares

All 8,400,000 shares of our issued and outstanding common stock are currently available for resale under Rule 144 of the Act.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding which, in our case, equals approximately 84,000 shares as of the date of this prospectus; or

2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this prospectus, persons who are our affiliates hold 4,300,000 shares that may be currently be sold pursuant to Rule 144.

Registration  Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent  Sales  of  Unregistered  Shares

We did not complete any unregistered sales of shares of our common stock during the year ended April 30, 2002.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Our business plan is to proceed with the exploration of the Wheaton River mineral claims to determine whether there are commercially exploitable reserves of gold and silver. We have completed the first phase of the exploration program recommended by the geological report prepared by our consulting geologist. We recently received the report of our consulting geologist on the results of this first phase of exploration and we are in the process of determining whether to proceed to the second phase of the recommended geological exploration program.

We anticipate that phase two of the recommended geological exploration program will cost approximately $25,000. As we had $1,071 in cash reserves as of April 30, 2002, we will not be able to proceed with phase two of the exploration program without additional financing. In completing our determination as to whether to proceed to phase two, we will review the conclusions and recommendations that we receive from Mr. Timmins based on his geological review of the results of the first phase. We will also make an assessment as to whether the results of phase one are sufficiently positive to enable us to achieve the financing necessary for us to proceed with phase two of the exploration program. If we decide to proceed with the second phase of the recommended exploration program based on the results of the first phase, we anticipate that this phase will proceed in the fall of 2002 at the earliest due to our current lack of financing. It we do not achieve the required financing for the second phase by the fall of 2002, then it will not be possible to start the second phase until the summer of 2003 due to the short snow free period of access of the mineral claims.

If we complete the second phase of our exploration program, we will assess whether to proceed to the third phase of the recommended geological exploration program upon completion of an assessment of the results of the second phase of the geological exploration program. In completing this determination, we will make an assessment as to whether the results of phase two are sufficiently positive to enable us to achieve the financing necessary for use to proceed with phase three of the exploration program. This assessment will include an assessment of our cash reserves after the completion of phase two and the market for financing of mineral exploration projects at the time of our assessment.

We anticipate that we will incur the following expenses over the next twelve months:

1. $25,000 in connection with the completion of the second phase of our recommended geological work program, if we determine to proceed with this phase;

2. $25,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

We anticipate spending approximately $50,000 over the next twelve months in pursuing our stated plan of operations. Of the anticipated expenses, we anticipate that expenses of approximately $35,000 will be incurred over the next six months, if we are able to proceed with phase two during this period. Based on our cash position of $1,071 as of April 30, 2002, we will require additional financing to enable us to pay for our operating expenses over the next six months. We also will require additional financing in order to pursue our plan of operations over the next twelve months. Mr. Norman Wareham, our president, has indicated to us that he may advance funds to us over the next twelve months in order to enable us to proceed with our plan of operations if we are not successful in raising any additional financing. We anticipate that these funds would be advanced as a shareholder loan.

We anticipate that we will we will require additional funding in the event that we decide to proceed with the second phase and the third phase of the exploration program. The anticipated cost of the second phase of the exploration program is $25,000. The anticipated cost of the third phase of the exploration program is $75,000. Each of these amounts is in excess of our projected cash reserves remaining upon completion of phase one of the exploration program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of the exploration program. We believe that debt financing will not be an alternative for funding phase three of the exploration program. We do not have any arrangements in place for any future equity financing.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do no warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration.

Results  Of  Operations  for  Period  Ending  April  30,  2002

We did not earn any revenues during the year ending April 30, 2002. In addition, we did not earn any revenues from the date of our inception to April 30, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $64,738 for the year ended April 30, 2002. The largest component of our operating expenses was professional fees in the amount of $32,475 that were primarily attributable our corporate organization and our filing a registration statement with the Securities and Exchange Commission. We also incurred management fees in the amount of $9,630 in connection with the management services provided by Mr. Wareham. This amount represents his monthly fee in the amount of $1,000 per month, plus applicable taxes. This amount was paid to Wareham Management Ltd. We incurred property costs associated with our exploration of the Wheaton River mineral claims in the amount of $6,407 for the year ended April 30, 2002, compared to total property costs of $12,823 from inception to April 30, 2002.

We incurred a loss of $64,290 for the period ending April 30, 2001, compared to a loss of $108,090 from inception (July 27, 2000) to April 30, 2002. Our losses were attributable entirely to our operating expenses, less interest income.

Liquidity  and  Capital  Resources

We had cash of $1,071 as of April 30, 2002, compared to cash of $53,801 as of April 30, 2001. We had a working capital deficit of $19,890 as of April 30, 2002, compared to working capital of $44,400 as of April 30, 2001.

We have funded our business to date from sales of our common stock and loans from Mr. Norman Wareham, our president. We will require additional financing in order to complete our stated plan of operations for the next twelve months. Mr. Norman Wareham, our president, has indicated to us that he may advance funds to us over the next twelve months in order to enable us to proceed with our plan of operations if we are not successful in raising any additional financing. We
anticipate  that  these  funds  would  be advanced as a shareholder loan.    Mr.
Wareham has also agreed to defer payment of the management fees payable to Wareham Management pending our achieving financing from non-affiliate parties that would enable us to pay these management fees.

Mr. Wareham advanced $5,982 to us as a loan during the year ended April 30, 2002. In addition, we owe to Mr. Wareham the amount of $4,420 in respect of management fees payable to Wareham Management that were accrued but not paid during the year ended April 30, 2002.

Our accounts payable increased to $10,559 as of April 30, 2002, compared to $9,401 as of April 30, 2001.

The decline in our cash reserves and working capital is reflective of the current state of our business development. We completed initial equity financings to provide us with the funds necessary to proceed with the preliminary stages of our mineral exploration programs. These equity financings consisted of sales of our common stock. Our cash reserves and working capital have declined as we have completed our corporate organization, commenced our exploration program and filed a registration statement with the Securities and Exchange Commission. We anticipate that our working capital will continue to decline as we complete further work on our exploration programs. As disclosed above under Plan of Operations, we will require further financing in order to enable us to completed our planned exploration program. We anticipate any further financings will be realized through further sales of our common stock or loans from Mr. Norman Wareham, our sole executive officer and director. There is no assurance that any loans received from Mr. Wareham would be sufficient to enable us to proceed with the second phase of exploration.

There is no assurance that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then will not be able to continue our exploration of the Wheaton mineral claims and we may be forced to sell our Wheaton mineral claims. There is no assurance that we would be able raise sufficient funds from the sale of the Wheaton mineral claims that would enable us to acquire an interest in another mineral property or to pursue the acquisition of an interest in any other business.


ITEM  7.     FINANCIAL  STATEMENTS.

Index  to  Financial  Statements:

1.   Auditors'  Report;

2.   Audited  Financial Statements for the year ended April 30, 2002, including:

     a.   Balance  Sheets  as  at  April  30,  2002  and  2001

     b. Statement of Operations for the year ended April 30, 2001, from incorporation (July 27, 2000) to April 30, 2001 and from incorporation (July 27, 2000) to April 30, 2002

     c. Statement of Stockholders' Equity from incorporation (July 27, 2000) to April 30, 2002

     d. Statement of Cash Flows for the year ended April 30, 2001, from incorporation (July 27, 2000) to April 30, 2001 and from incorporation (July 27, 2000) to April 30, 2002

     e.   Notes  to  Financial  Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  Applicable.

                             NORMARK VENTURES CORP.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS
                      (Expressed in United States Dollars)


                                 APRIL 30, 2002

DAVIDSON & COMPANY        Chartered Accountants       A Partnership of
                                                      ----------------
                                                      Incorporated Professionals
                                                      --------------------------



                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and Board of Directors of Normark Ventures Corp.
(An  Exploration  Stage  Company)


We have audited the accompanying balance sheets of Normark Ventures Corp. as at April 30, 2002 and 2001 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended April 30, 2001, the period from incorporation on July 27, 2000 to April 30, 2001 and the period from incorporation on July 27, 2000 to April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2002 and 2001 and the results of its operations and its cash flows for the year ended April 30, 2002, the period from incorporation on July 27, 2000 to April 30, 2001 and the period from incorporation on July 27, 2000 to April 30, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                            "DAVIDSON & COMPANY"


Vancouver, Canada                                          Chartered Accountants

July 3, 2002

                          A Member of SC INTERNATIONAL
                          ----------------------------
    1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC,
                                 Canada, V7Y 1G6
                  Telephone (604) 687-0947  Fax (604) 687-6172

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
AS AT APRIL 30


================================================================================
                                                       2002            2001
--------------------------------------------------------------------------------

ASSETS

Current
  Cash                                              $    1,071      $   53,801
                                                    -----------     -----------
Total assets                                        $    1,071      $   53,801
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)

Current
  Accounts payable and accrued liabilities          $   10,559      $    9,401
  Due to related parties (Note 5)                       10,402               -
                                                    -----------     -----------

  Total current liabilities                             20,961           9,401
                                                    -----------     -----------

Stockholders' equity (deficiency)
  Common stock (Note 6)
    Authorized
      100,000,000 common shares,
       par value of $0.001
    Issued
        8,400,000 common shares
        (2001 - 8,400,000)                               8,400           8,400
  Additional paid-in capital (Note 6)                   79,800          79,800
  Deficit accumulated during the
   exploration stage                                  (108,090)        (43,800)
                                                    -----------     -----------

  Total stockholders' equity (deficiency)              (19,890)         44,400
                                                    -----------     -----------

Total liabilities and stockholders' equity
 (deficiency)                                       $    1,071      $   53,801
================================================================================



History and organization of the Company (Note 1)





   The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)


==========================================================================
                                    Cumulative
                                       Amounts
                                          From                Period From
                                  Incorporation              Incorporation
                                    on July 27,                on July 27,
                                       2000 to    Year Ended      2000 to
                                      April 30,    April 30,     April 30,
                                          2002         2002         2001
--------------------------------------------------------------------------


EXPENSES
  Consulting fees                    $    8,699   $    4,570   $    4,129
  Management fees                        17,655        9,630        8,025
  Mineral property costs (Note 4)        12,823        6,407        6,416
  Office and general                      3,187        1,173        2,014
  Professional fees                      51,735       32,475       19,260
  Telephone and utilities                 2,924        2,718          206
  Travel and promotion                   12,324        7,765        4,559
                                     -----------  -----------  -----------

Loss before other item                 (109,347)     (64,738)     (44,609)


OTHER ITEM
  Interest income                         1,257          448          809
                                     -----------  -----------  -----------


Loss for the period                  $  108,090   $  (64,290)  $  (43,800)
==========================================================================

Basic and diluted loss per share                  $    (0.01)  $    (0.01)
==========================================================================

Weighted average number of shares
 of common stock outstanding                       8,400,000    4,594,223
==========================================================================





   The accompanying notes are an integral part of these financial statements.


NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)


=========================================================================================
                                                                  Deficit
                               Common Stock Issued              Accumulated     Total
                               -------------------  Additional  During the  Stockholders'
                                                      Paid-in   Exploration     Equity
                                 Shares    Amount     Capital      Stage     (Deficiency)
-----------------------------------------------------------------------------------------


Balance, July 27, 2000                 -  $     -   $      -   $       -    $         -

 Common stock issued for cash
  at $0.001 per share          4,200,000    4,200          -           -          4,200

 Common stock issued for cash
  at $0.02 per share           4,200,000    4,200     79,800           -         84,000

 Loss for the period                   -        -          -     (43,800)       (43,800)
                               ---------  -------   --------   ----------   -------------

Balance, April 30, 2001        8,400,000    8,400     79,800     (43,800)        44,400

 Loss for the period                   -        -          -     (64,290)       (64,290)
                               ---------  -------   --------   ----------   -------------

Balance, April 30, 2002        8,400,000  $ 8,400   $ 79,800   $(108,090)   $   (19,890)
=========================================================================================




   The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)


================================================================================
                                            Cumulative
                                               Amounts
                                                  From              Period From
                                           Incorporation           Incorporation
                                            on July 27,              on July 27,
                                               2000 to   Year Ended     2000 to
                                              April 30,    April 30,   April 30,
                                                 2002        2002        2001
--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                         $ (108,090)  $(64,290)  $(43,800)
  Items not affecting cash:
    Accrued management fees to
     related parties                               4,420      4,420          -

  Changes in non-cash working
   capital items:
    Increase in accounts payable
     and accrued liabilities                      10,559      1,158      9,401
                                              -----------  ---------  ---------

  Net cash used in operating activities          (93,111)   (58,712)   (34,399)
                                              -----------  ---------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of capital stock for cash              88,200          -     88,200
  Increase in due to related parties               5,982      5,982          -
                                              -----------  ---------  ---------

  Net cash provided by financing activities       94,182      5,982     88,200
                                              -----------  ---------  ---------


Change in cash during the period                   1,071    (52,730)    53,801


Cash, beginning of period                              -     53,801          -
                                              -----------  ---------  ---------


Cash, end of period                           $    1,071   $  1,071   $ 53,801
===============================================================================

Cash paid during the period for interest      $            $      -   $      -
===============================================================================

Cash paid during the period for income taxes  $            $      -   $      -
===============================================================================




   The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2002

================================================================================



1.     HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

The Company was incorporated on July 27, 2000 under the Laws of the State of Nevada and is in the business of exploration and development of mineral properties. The Company is considered to be an exploration stage company.

2.     GOING  CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.


========================================================================
                                                      2002       2001
------------------------------------------------------------------------

Deficit accumulated during the exploration stage   $(108,090)  $(43,800)
Working capital (deficiency)                         (19,890)    44,400
========================================================================


3.     SIGNIFICANT  ACCOUNTING  POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant account policies adopted by the Company are as follows:

Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign  currency  translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2002

================================================================================



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )


Mineral  properties

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Environmental  requirements

The Company is not aware of any environmental requirements or liabilities related to mineral claims acquired (Note 4) and therefore an estimate of any future cost cannot be made.

Loss  per  share

Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.

Income  taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

New  accounting  pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. This statement also establishes criteria for separate recognition of intangible assets acquired in a purchase business combination. SFAS 141 is effective for business combinations completed after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2002

================================================================================



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )


New  accounting  pronouncements  (cont'd  )

In July 2001, FASB issued Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.


4.     MINERAL  PROPERTY  COSTS

Pursuant to an agreement dated April 30, 2001, the Company acquired a 100% interest in certain mining claims located in the Whitehorse Mining District of the Yukon Territory in Canada for $6,416 (CDN$10,000 - paid). As the claims do not contain any known reserves, the acquisition costs were expensed during the period ended April 30, 2001. The property is subject to a 2% Net Smelter Returns royalty ("NSR") payable to the vendor. If, after commencement of commercial production, the NSR payable to the vendor in any calendar year is less than $12,832 (CDN$20,000), then the Company will be obligated to pay to the vendor the difference between the $12,832 and the actual NSR paid for the year. The royalty will terminate once the vendor receives a total of CDN$1,000,000 in royalty payments.

If the Company abandons the property, the Company is obligated to maintain the claims in good standing for a minimum period of one year from the date of abandonment.

The mineral property claims originally expired on November 27, 2001. During the year ended April 30, 2002, the mineral property claims were renewed for a term of one year and expire on November 27, 2002.


5.     DUE  TO  RELATED  PARTIES

Amounts due to a director and to a company controlled by a director of the Company are non-interest bearing, unsecured and have no fixed terms of repayment.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2002

================================================================================



6.     COMMON  STOCK

On August 15, 2000, the Company issued 4,200,000 shares of common stock for total proceeds of $4,200.

On March 15, 2001, the Company issued 4,200,000 shares of common stock for total proceeds of $84,000.


Common  shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.


Additional  paid-in  capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.



7.     RELATED  PARTY  TRANSACTIONS

During the year ended April 30, 2002, the Company paid or accrued management fees of $9,630 (2001 - $8,025) to a company controlled by the director of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.



8.     INCOME  TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:


==============================================================
                                            2002       2001
--------------------------------------------------------------

Loss for the period                       $(64,290)  $(43,800)
==============================================================

Expected income tax recovery              $ 21,859   $ 15,050
Non-deductible expenses                       (835)      (919)
Unrecognized benefit of operating losses   (21,024)   (14,131)
                                          ---------  ---------

Total income taxes                        $      -   $      -
==============================================================

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2002

================================================================================



8.     INCOME  TAXES  (cont'd  )

The significant components of the Company's future income taxes assets are as follows:


===================================================
                                 2002       2001
---------------------------------------------------

Future income tax assets:
 Operating loss carryforwards    36,720     15,050
                               ---------  ---------

                                 36,720     15,050
Valuation allowance             (36,720)   (15,050)
                               ---------  ---------

Net future income tax asset    $      -   $      -
===================================================



The Company has available for deduction against future taxable income operating losses of approximately $108,000 (2001 - $44,000). These losses, if not utilized, will expire commencing in 2020. Future tax benefits which may arise as a result of these operating losses have not been recognized in these financial statements.


9.     FINANCIAL  INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and amounts due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.


10.     SEGMENTED  INFORMATION

The Company operates in one business, being the exploration of mineral properties, in Canada.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

Our executive officers and directors and their respective ages as of July 31, 2002 are as follows:

DIRECTORS:

Name of Officer          Age
---------------          ---
G.W. NORMAN WAREHAM      49

OFFICERS:

Name of Officer          Age     Office Held
---------------          ---     -----------
G.W. NORMAN WAREHAM      49      President, Secretary, Treasurer


Set forth below is a brief description of the background and business experience of Mr. Wareham, our sole director and officer, for the past five years.

Mr. G.W. Norman Wareham is our president, secretary and treasurer and is our sole director. Mr. Wareham has been our president, secretary and treasurer and our sole director since July 31, 2000. Mr. Wareham has been president of Wareham Management Ltd., a private consulting company owned by Mr. Wareham, since May 1996. Mr. Wareham has provided management and accounting consulting services to a number of public companies in the United States and Canada through Wareham Management Ltd. From July 1995 to January 1996, Mr. Wareham was an accountant with the certified general accounting firm of Wanzel, Sigmund & Overes. From April 1993 to February 1995, Mr. Wareham served as president and chief executive officer of Transatlantic Financial Corp., a private investment banking company. From August 1986 to March 1993, Mr. Wareham provided accounting and management consulting services through Wareham & Company.

Mr. Wareham has served as a director of the following public companies during the past five years:

1. Mr. Wareham has been a director of Widepoint Corporation (formerly ZMAX Corporation) since September 1996. Widepoint Corporation is a public company engaged in the business of information technology consulting whose shares are traded on the NASD over the counter bulletin board.

2. Mr. Wareham was a director and the secretary/treasurer of ASP Ventures Corp. from April 1999 to March 2001. ASP Ventures Corp. is a public company whose shares are traded on the NASD over the counter bulletin board. ASP Ventures Corp. was not engaged in any active business during the period of Mr. Wareham's involvement with ASP Ventures Corp. ASP Ventures is currently inactive to Mr. Wareham's knowledge.

3. Mr. Wareham was a director and the president, secretary and treasurer of Bullet Environmental Technologies, Inc. from March 1999 to March 2001.
     Bullet Environmental Technologies, Inc. is a public company whose shares are traded on the NASD over the counter bulletin board. Bullet Environmental evaluated the acquisition of two brokerage firms during the period of Mr. Wareham's involvement. Neither contemplated acquisition was proceeded with by Bullet Environmental after the completion of due diligence investigations on the prospective acquisition targets. Bullet Environmental has recently publicly disclosed its intention to acquire a wireless digital compression technology. This acquisition has not been completed to Mr. Wareham's knowledge.

4. Mr. Wareham was a director of Cybernet Internet Services International, Inc. from May 1997 to December 2001. Cybernet Internet Services International, Inc. is a public company whose shares are traded on the NASD over the counter bulletin board. Cyber Internet Services operates an Internet service provider business based in Munich, Germany.

5. Mr. Wareham was a director and the president, secretary and treasurer of Quantum Power Corporation from December 1998 to March 2001. Quantum Power Corporation is a public company whose shares are traded on the pink sheet market. Quantum Power evaluated the acquisitions of two businesses during the period of Mr. Wareham's involvement; one of which businesses was engaged in the production of music programs for radio stations and the other was engaged in the development of super-capacitor power technology. Neither prospective acquisition was completed by Quantum Power. Quantum Power is currently inactive to Mr. Wareham's knowledge.

6. Mr. Wareham was a director and the secretary and treasurer of ImuMed International, Inc. from November 1998 to March 2001. ImuMed International, Inc. is a public company engaged in the business of pharmaceutical drug production whose shares were traded on the NASD over the counter bulletin board. ImuMed International is currently inactive to Mr. Wareham's knowledge.

7. Mr. Wareham has been a director and the secretary, treasurer and chief financial officer of San Antonios Resources Inc. since February 1998. San Antonios Resources Inc. is a public company engaged in the business of mineral exploration whose shares are traded on the NASD over the counter bulletin board. San Antonios Resources was engaged in the mineral exploration for gold in the Carlin trend region of Nevada.

8. Mr. Wareham has been a director of Solar Energy Limited since February 1997. Solar Energy Limited is a public company engaged in the business of renewable energy whose shares are traded on the NASD over the counter bulletin board.

9. Mr. Wareham was a director of Aquaplan, Inc. from May 1997 to July 1999. Aquaplan, Inc. is a public company that was engaged in the business of developing technology for the aquaculture industry during the period of Mr. Wareham's involvement and whose shares are traded on the NASD over the counter bulletin board. The aquaculture industry involves the commercial raising of fish and other seafood products in contained pens. Aquaplan is currently inactive to Mr. Wareham's knowledge.

10. Mr. Wareham was a director and the chief financial officer and secretary of Marine Shuttle Operations Inc. from during 1998 and 1999. Marine Shuttle Operations Inc. is a public company engaged in the development of an offshore shuttle for oil rigs whose shares are traded on the NASD over the counter bulletin board.

11. Mr. Wareham was a director and the secretary and treasurer of Novamed, Inc. from 1998 to March 1999. Novamed Inc. is a public company whose shares are traded on the NASD over the counter bulletin board. Novamed was engaged in attempting to develop an alternate form of breast implant technology during the period of Mr. Wareham's involvement.

12. Mr. Wareham was a director of Pyrocap International, Inc. from 1998 to February 1999. Pyrocap International, Inc. is a public company engaged in the business of fire retardants whose shares are traded on the NASD over the counter bulletin board.

13. Mr. Wareham was a director of Bio-Preserve International, Inc. from 1998 to February 1999. Bio-Preserve International, Inc. is a public company that was engaged in acquiring medical equipment technology whose shares were traded on the NASD over the counter bulletin board and are now traded on the pink sheets.

14. Mr. Wareham was a director of Anthian Resource Corp. from June 1998 to June 2000. Anthian Resource Corp. is a public company engaged in the business of mineral exploration whose shares are traded on the Canadian Venture Exchange. Anthian Resource Corp. was engaged in the mineral exploration for gold and copper during the term of Mr. Wareham's involvement. Anthian Resource Corp. was designated an inactive issuer by the Canadian Venture Exchange in October 2001.

15. Mr. Wareham was a director of Orko Gold Corp. from February 1997 to April 2000. Orko Gold Corp. is a public company engaged in the business of mineral exploration whose shares are traded on the Canadian Venture Exchange. Orko Gold was engaged in the mineral exploration of prospective gold properties in South America during the term of Mr. Wareham's involvement. Public filings made by Orko Gold indicate this company is currently in the process of changing from a mineral exploration company to an investment company.

16. Mr. Wareham was a director and secretary of Pine Resources Inc. (formerly Intercap Resource Management Ltd.) from May 1996 to October 1998. Intercap Resource Management Ltd. is a public company engaged in the business of oil and gas exploration whose shares are traded on the Canadian Venture Exchange. Pine Resources owned an interest in producing oil and gas properties in Yemen during the term of Mr. Wareham's involvement.

17. Mr. Wareham was a director of Triune Resources Ltd. from February 1997 to May 1997. Triune Resources Ltd. is a public company engaged in the business of mineral exploration whose shares are traded on the Canadian Venture Exchange. Triune Resources was engaged in planning its mineral exploration activities during the term of Mr. Wareham's involvement. Triune Resources is currently inactive to Mr. Wareham's knowledge.

18. Mr. Wareham was a director of Quest International Resources Corp. (formerly Consolidated Ramrod Gold Corp.) from November 1995 to May 1997. Quest International Resources Corp. is a public company engaged in the business of mineral exploration whose shares are traded on the Canadian Venture Exchange. Quest International Resources was engaged in the business of exploration for gold in Nevada and Idaho. Mr. Wareham is not aware of the current business of Quest International Resources.


COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended April 30, 2002 all such filing requirements applicable to its officers and directors were complied with.


ITEM  10.     EXECUTIVE  COMPENSATION.

Summary  Compensation  Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal year ended April 30, 2002.
--------------------------------------------------------------------------------

                   Annual Compensation      Long  Term  Compensation
                   -------------------      ------------------------
                                     Other                               All
                                     Annual Restricted           LTIP    Other
                                     Compen-  Stock    Options/* pay-    Compen-
Name    Title      Year Salary Bonus sation  Awarded   SARs(#)   outs($) sation
----    -----      ---- ------ ----- ------ ---------- --------- ------- -------
G.W.    President, 2002 $9,000   0      0       0          0        0       0
Norman  Secretary, 2001 $7,500   0      0       0          0        0       0
Wareham Treasurer
        & Director

(1) Comprised of amounts paid to Wareham Management Limited, a private company owned by Mr. Wareham.

Stock  Option  Grants

We did not grant any stock options to the executive officers during our most recent fiscal year ended April 30, 2002. We have also not granted any stock options to the executive officers since April 30, 2002. We do not have any stock options outstanding.

Management  Agreement

The services of Mr. Wareham were previously provided to us pursuant to a management agreement with Wareham Management Ltd., a company controlled by Mr. Wareham. We previously paid Wareham Management Ltd. a management fee of $1,000 per month in consideration for Wareham Management Ltd. providing management and administration services for us. This management agreement was terminated in the fiscal year ended April 30, 2002 and Mr. Wareham currently provides his services to us without compensation.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
                Name and address             Number of Shares    Percentage of
Title of class  of beneficial owner          of Common Stock     Common Stock(1)
--------------------------------------------------------------------------------

Common Stock    G.W. Norman Wareham          4,300,000 shares(2)       51.2%
                Director, President,
                Secretary & Treasurer
                3575 Emerald Drive
                North Vancouver, British Columbia
                Canada  V7R 3B6

Common Stock    Directors and Officers       4,300,000  shares(2)      51.2%
                As a Group (1 Person)
--------------------------------------------------------------------------------

(1) Based on a total of 8,400,000 shares of our common stock issued and outstanding as of July 31, 2002.

(2) Includes 4,200,000 shares in the name of Norman Wareham and 100,000 shares in the name of Norman Wareham and Catherine Wareham, the spouse of Norman Wareham, as joint owners.

--------------------------------------------------------------------------------

It is believed by us that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-    Any  of  our  directors  or  officers;
-    Any  person  proposed  as  a  nominee  for  election  as  a  director;
- Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
-    Any  of  our  promoters;
- Any relative or spouse of any of the foregoing persons who has the same house as such person.

Mr. G.W. Norman Wareham, our sole officer and director, has been our sole promoter since our inception. Mr. Wareham has acquired 4,200,000 shares of our common stock at a price of $0.001 US per share. Mr. Wareham paid a total purchase price of $4,200 for these shares. Mr. Wareham purchased these shares on August 15, 2000. Other than the purchase of his stock Mr. Wareham has not entered into any agreement with us in which he is to receive from us or provide to us any thing of value.

Mr. Wareham and Ms. Catherine Wareham, the spouse of Mr. Wareham, purchased 100,000 shares of our common stock at a price of $0.02 per share on March 15, 2001. Mr. Wareham and Ms. Wareham paid a total purchase price of $2,000 for these shares.

We previously entered into a management agreement with Wareham Management Ltd., a private company controlled by Mr. Wareham, dated September 15, 2000. We previously paid Wareham Management Ltd. a management fee of $1000 per month in consideration for providing the management and administration services of Mr. Wareham. This agreement was terminated in the fiscal year ended April 30, 2002.

Mr. Norman Wareham advanced $5,982 to us during the year ended April 30, 2002. This loan is non-interest bearing, unsecured and has no fixed terms of repayment.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits  and  Index  of  Exhibits

EXHIBIT
NUMBER         DESCRIPTION
--------       --------------------
  3.1          Articles of Incorporation*
  3.2          By-Laws, as amended*
  4.1          Share Certificate*
  5.1          Opinion of Cane & Company, LLC, with consent to use*
 10.1          Management  Agreement  with Wareham Management Ltd. dated
               September 15, 2000*
 10.2          Mining  Property Purchase Agreement with Glen MacDonald dated
               April 30, 2001*
 23.1          Consent  of  Davidson  &  Company,  Chartered  Accountants*
 23.2          Consent  of  W.G.  Timmins,  P.Eng.*

* Previously filed with the SEC on our Form SB-2 registration statement originally filed on November 21, 2001, as amended through May 16, 2002.


(b)     Reports  on  Form  8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended April 30, 2002.

No  reports  on  Form  8-K  have  been  filed  since  April  30,  2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMARK  VENTURES  CORP.


By:  /s/ G.W. Norman Wareham
     ___________________________________
     G.W. Norman Wareham
     Chief Executive Officer
     Chief Financial Officer
     President, Secretary and Treasurer
     Director
     Date:  August 12, 2002

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ G.W. Norman Wareham
     ___________________________________
     G.W. Norman Wareham
     Chief Executive Officer (Principal Executive Officer)
     Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
     President, Secretary and Treasurer
     Director
     Date:  August 12, 2002



      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 I, G.W. Norman Wareham, as chief executive officer and chief financial officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Normark Ventures Corp. for the year ended April 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Normark Ventures Corp.


By:    /s/ G.W. Norman Wareham
       ___________________________________

Name:  G.W. Norman Wareham

Title: Chief Executive Officer
       Chief Financial Officer

Date:  August 12, 2002