Form 10QSB
period 2002-07-31
NORMARK VENTURES CORP
filed 2002-09-23
CIK 1126380

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  July  31,  2002

[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period _________ to


          Commission  File  Number     333-73822
                                       ---------

                             NORMARK VENTURES CORP.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                          98 - 0233347
________________________________                _________________________
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)                   No.)


3575 Emerald Drive
North Vancouver, BC, Canada  V7R 3B6            V7R 3B6
_______________________________________         _______________
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code: (604) 506-8003
                                                _______________

                                      None
       -------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [X]  Yes    [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,400,000 Shares of $0.001 par value Common Stock outstanding as of September 16, 2002.


Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]


                                     1 of 9

                         PART I - FINANCIAL INFORMATION


ITEM  1.          FINANCIAL  STATEMENTS.


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.







                                     2 of 9

                               NORMARK  VENTURES  CORP.
                           (An Exploration Stage Company)


                                FINANCIAL STATEMENTS
                        (Expressed in United States Dollars)
                                     (Unaudited)


                                    JULY 31, 2002


NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)



================================================================================

                                                      July 31,      April 30,
                                                        2002          2002
--------------------------------------------------------------------------------


ASSETS


Current
  Cash                                              $       228    $     1,071
                                                    ------------   ------------

Total assets                                        $       228    $     1,071
===============================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current
  Accounts payable and accrued liabilities          $    14,136    $    10,559
  Due to related parties (Note 5)                        11,279         10,402
                                                    ------------   ------------


  Total current liabilities                              25,415         20,961
                                                    ------------   ------------


Stockholders' deficiency
  Common stock (Note 6)
    Authorized
      100,000,000 common shares, par value
       of $0.001
    Issued
        8,400,000 common shares (April 30, 2002
        - 8,400,000)                                      8,400          8,400
  Additional paid-in capital (Note 6)                    79,800         79,800
  Deficit accumulated during the exploration stage     (113,387)      (108,090)
                                                    ------------   ------------


 Total stockholders' deficiency                         (25,187)       (19,890)
                                                    ------------   ------------


Total liabilities and stockholders' deficiency      $       228    $     1,071
===============================================================================


History and organization of the Company (Note 1)



   The accompanying notes are an integral part of these financial statements.


NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)


================================================================================

                                      Cumulative
                                         Amounts
                                            From
                                    Incorporation
                                      on July 27,   Three Month    Three Month
                                         2000 to    Period Ended   Period Ended
                                         July 31,     July 31,       July 31,
                                           2002         2002           2001
--------------------------------------------------------------------------------



EXPENSES
  Bank charges                      $      744      $       91     $      105
  Consulting fees                        8,699               -          4,569
  Management fees                       17,655               -          3,210
  Mineral property costs (Note 4)       13,493             670            110
  Office and general                     2,734             200            315
  Professional fees                     55,812           4,077          1,195
  Telephone and utilities                2,924               -            794
  Travel and promotion                  12,584             260          5,630
                                    -----------     -----------    -----------


Loss before other item                (114,645)         (5,298)       (15,928)


OTHER ITEM
  Interest income                        1,258               1            301
                                    -----------     -----------    -----------


Loss for the period                 $ (113,387)     $   (5,297)    $  (15,627)

==============================================================================

Basic and diluted loss per share
 of common stock                                    $    (0.01)    $    (0.01)
==============================================================================


Weighted average number of shares of
 common stock outstanding                            8,400,000      8,400,000
==============================================================================





   The accompanying notes are an integral part of these financial statements.


NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)


================================================================================
                                               Cumulative
                                              Amounts From    Three       Three
                                             Incorporation    Month       Month
                                               on July 27,   Period      Period
                                                  2000 to     Ended       Ended
                                                  July 31,   July 31,   July 31,
                                                   2002       2002        2001
--------------------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                          $ (113,387)  $ (5,297)  $(15,627)
  Item not affecting cash:
    Accrued management fees to related
     parties                                        4,420          -          -

  Change in non-cash working capital item:
    Increase (decrease) in accounts payable
     and accrued liabilities                       14,136      3,577     (3,829)
                                               -----------  ---------  ---------

  Net cash used in operating activities           (94,831)    (1,720)   (19,456)
                                               -----------  ---------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of capital stock for cash               88,200          -          -
  Increase in due to related parties                6,859        877          -
                                               -----------  ---------  ---------

  Net cash provided by financing activities        95,059        877          -
                                               -----------  ---------  ---------


Increase (decrease) in cash during the period         228       (843)   (19,456)


Cash, beginning of period                               -      1,071     53,801
                                               -----------  ---------  ---------


Cash, end of period                            $      228   $    228   $ 34,345
================================================================================

Cash paid during the period for interest                    $      -   $      -
================================================================================


Cash paid during the period for income taxes                $      -   $      -
================================================================================






   The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2002
================================================================================



1.     HISTORY  AND  ORGANIZATION  OF  THE  COMPANY


     The Company was incorporated on July 27, 2000 under the Laws of the State of Nevada and is in the business of exploration and development of mineral properties. The Company is considered to be an exploration stage company.



2.     BASIS  OF  PRESENTATION


     The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2002. The results of operations for the three month period ended July 31, 2002 are not necessarily indicative of the results to be expected for the year ending April 30, 2003.



3.     GOING  CONCERN


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

=========================================================================
                                                    July 31,    April 30,
                                                      2002        2002
-------------------------------------------------------------------------

Deficit accumulated during the exploration stage   $(113,387)  $(108,090)
Working capital (deficiency)                         (25,187)    (19,890)
=========================================================================

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2002
================================================================================



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

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports the Company files with the SEC, including the Company's Annual Report on Form 10-KSB for the year ended April 30, 2002. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Normark Ventures Corp. ("Normark" or "we") is an exploration stage company engaged in the acquisition and exploration of mineral properties. We own four mineral claims that we refer to as the Wheaton River mineral claims located in the Yukon Territory, Canada. We presently plan to do preliminary exploration work to search for economic mineralization on these claims. This initial preliminary exploration work will not constitute a full geological study of our mineral claims. A full geological study of our claims will involve a drilling program on the Wheaton River mineral claims and the geological interpretation of the results of this geological program. Completion of a full geological study of our claims is necessary to determine if additional exploration work on our mineral claims is warranted. We are in the process of completing the initial preliminary exploration work. However, we will require additional funds in order to complete the full exploration of the Wheaton River mineral claims.

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


                                     3 of 9

PLAN  OF  OPERATIONS

Our business plan is to proceed with the exploration of the Wheaton River mineral claims to determine whether there are commercially exploitable reserves of gold and silver. We have completed the first phase of the exploration program recommended by the geological report prepared by our consulting geologist. We recently received the report of our consulting geologist on the results of this first phase of exploration and we have determined to proceed to the second phase of the recommended geological exploration program.

We anticipate that phase two of the recommended geological exploration program will cost approximately $25,000. We have advanced $12,500 to our consulting geologist to commence phase two of our recommended exploration program. We will attempt to complete this phase of exploration in the fall of 2002 prior to the winter.

When we complete the second phase of our exploration program, we will assess whether to proceed to the third phase of the recommended geological exploration program upon completion of an assessment of the results of the second phase of the geological exploration program. In completing this determination, we will make an assessment as to whether the results of phase two are sufficiently positive to enable us to achieve the financing necessary for use to proceed with phase three of the exploration program. This assessment will include an assessment of our cash reserves after the completion of phase two and the market for financing of mineral exploration projects at the time of our assessment.

We anticipate that we will incur the following expenses over the next twelve months:

1. $25,000 in connection with the completion of the second phase of our recommended geological work program;

2. $25,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

We anticipate spending approximately $50,000 over the next twelve months in pursuing our stated plan of operations. Of the anticipated expenses, we anticipate that expenses of approximately $35,000 will be incurred over the next six months. Based on our cash position of $228 as of July 31, 2002 and a working capital deficit of $25,187 as of July 31, 2002, we will require additional financing to enable us to pay for our operating expenses over the next six months. We also will require additional financing in order to pursue our plan of operations over the next twelve months. Mr. G.W. Norman Wareham, our president, advanced $12,500 to us subsequent to July 31, 2002 in order to enable us to commence the second phase of exploration. This amount was advanced as a shareholders loan.

We anticipate that we will we will require additional funding to complete the second phase and the third phase of the exploration program. The anticipated cost of the second phase of the exploration program is $25,000. The anticipated cost of the third phase of the exploration program is $75,000. Each of these amounts is in excess of our current cash reserves. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or in the form of shareholders loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of the exploration program. We believe that debt financing will not be an alternative for funding phase three of the exploration program. We do not have any arrangements in place for any future equity financing.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do no warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a


                                     4 of 9
mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration.

Results  Of  Operations  for  the  Three  Months  ended  July  31,  2002

We did not earn any revenues during the three months ended July 31, 2002. In addition, we did not earn any revenues from the date of our inception to April 30, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $5,298 for the three months ended July 31, 2002. The largest component of our operating expenses was professional fees in the amount of $4,077 that were primarily attributable our filings with the Securities and Exchange Commission as a reporting company under the Securities Exchange Act of 1934. We incurred property costs associated with our exploration of the Wheaton River mineral claims in the amount of $670 for the three months ended July 31, 2002, compared to total property costs of $110 for the three months ended July 31, 2001. We anticipate our operating costs will increase as we proceed with further exploration.

We incurred a loss of $5,297 for the three months ended July 31, 2002, compared to a loss of $15,627 for the three months ended July 31, 2001. Our losses were attributable entirely to our operating expenses, less interest income.

Liquidity  and  Capital  Resources

We had cash of $228 as of July 31, 2002, compared to cash of $1,071 as of April 30, 2002. We had a working capital deficit of $25,187 as of July 31, 2002, compared to a working capital deficit of $19,890 as of April 30, 2002. Our working capital deficit includes an amount of $11,279 payable to Mr. G.W. Norman Wareham, our sole director and officer, in respect of shareholders loans and accrued management fees.

We have funded our business to date from sales of our common stock and loans from Mr. G.W. Norman Wareham, our president. We will require additional financing in order to complete our stated plan of operations for the next twelve months. Mr. G.W. Norman Wareham, our president, has advanced $12,500 to us as a shareholder loan in order to enable us to commence phase two of our exploration program subsequent to July 31, 2002. Mr. Wareham has also agreed to defer payment of the management fees payable to Wareham Management pending our achieving financing from non-affiliate parties that would enable us to pay these management fees.

Our accounts payable increased to $14,136 as of July 31, 2002, compared to $10,559 as of April 30, 2002.

The decline in our cash reserves and working capital is reflective of the current state of our business development. We completed initial equity financings to provide us with the funds necessary to proceed with the preliminary stages of our mineral exploration programs. These equity financings consisted of sales of our common stock. Our cash reserves and working capital have declined as we have completed our corporate organization, commenced our exploration program and filed a registration statement with the Securities and Exchange Commission. We anticipate that our working capital will continue to decline as we complete further work on our exploration programs. As disclosed above under Plan of Operations, we will require further financing in order to enable us to complete our planned exploration program. We anticipate any further financings will be realized through further sales of our common stock or loans from Mr. G.W. Norman Wareham, our sole executive officer and director. There is no assurance that any loans received from Mr. Wareham would be sufficient to enable us to complete the second phase of exploration or to proceed with the third phase of exploration.


                                     5 of 9

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



                                     6 of 9

                           PART II--OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

We did not complete any unregistered sales of our common stock during our fiscal quarter ended July 31, 2002.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


No matters were submitted to our security holders for a vote during the fiscal quarter ending July 31, 2002.


ITEM  5.     OTHER  INFORMATION.

None.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit Number    Description of Exhibit
--------------    -------------------------------------------------------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

________________________________________________________________________________

(1)  Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended July 31, 2002 and we have not filed any Current Reports on Form 8-K since July 31, 2002.


                                     7 of 9

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

NORMARK VENTURES CORP.


Date:  SEPTEMBER 20, 2002


By:  /s/ G.W. Norman Wareham
    _______________________________
     G.W. NORMAN WAREHAM
     PRESIDENT AND CHIEF EXECUTIVE OFFICER,
     TREASURER AND CHIEF FINANCIAL OFFICER
     DIRECTOR

                                 CERTIFICATIONS

I, G.W. Norman Wareham, Chief Executive Officer and Chief Executive Officer of Normark Ventures Corp., certify that;

(1) I have reviewed this quarterly report on Form 10-QSB of Normark Ventures Corp.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 20, 2002             /s/ G.W. Norman Wareham
                                      ___________________________________
                                      (Signature)

                                      President and Chief Executive Officer
                                      Treasurer and Chief Financial Officer
                                      ___________________________________
                                      (Title)