Form 10QSB
period 2002-10-31
NORMARK VENTURES CORP
filed 2002-12-23
CIK 1126380

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

FORM  10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended October 31, 2002

[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period ___________ to

          Commission File Number     333-73822
                                     ---------


                              NORMARK VENTURES CORP.
           ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                            98 - 0233347
-------------------------------                   ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                    No.)


2930 West 20th Avenue
Vancouver, BC, Canada                             V6L 1H6
----------------------------------------          --------------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   604-816-7604
                                                  ------------


                    3575 Emerald Drive
                    North Vancouver, BC, Canada  V7R 3B6
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [__] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,400,000 Shares of $0.001 par value Common Stock outstanding as of December 16, 2002.

Transitional Small Business Disclosure Format (check  one):  Yes  [ ]   No  [X]


                                    1 of 10

PART I  -  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.





                                    2 of 10

                             NORMARK VENTURES CORP.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS
                      (Expressed in United States Dollars)
                                   (Unaudited)


                                OCTOBER 31, 2002

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)


------------------------------------------------------------------------
                                                  October 31,  April 30,
                                                    2002        2002
------------------------------------------------------------------------


ASSETS


Current
  Cash                                            $     152   $   1,071
                                                  ----------  ----------

Total assets                                      $     152   $   1,071
========================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current
  Accounts payable and accrued liabilities        $  15,336   $  10,559
  Due to related parties (Note 5)                    23,725      10,402
                                                  ----------  ----------

  Total current liabilities                          39,061      20,961
                                                  ----------  ----------

Stockholders' deficiency
  Common stock (Note 6)
    Authorized
      100,000,000  common shares,
       par value of $0.001
    Issued
      8,400,000  common shares
      (April 30, 2002 - 8,400,000)                    8,400       8,400
  Additional paid-in capital (Note 6)                79,800      79,800
  Deficit accumulated during the
   exploration stage                               (127,109)   (108,090)
                                                  ----------  ----------

  Total stockholders' deficiency                    (38,909)    (19,890)
                                                  ----------  ----------

Total liabilities and stockholders' deficiency    $     152   $   1,071
========================================================================


History and organization of the Company (Note 1)




   The accompanying notes are an integral part of these financial statements.


NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)


------------------------------------------------------------------------------------------------------
                                 Cumulative
                                    Amounts
                                       From
                              Incorporation
                                 on July 27,  Three Month    Three Month     Six Month     Six Month
                                    2000 to  Period Ended   Period Ended  Period Ended  Period Ended
                                 October 31,   October 31,    October 31,   October 31,    October 31,
                                       2002          2002           2001          2002          2001
------------------------------------------------------------------------------------------------------


EXPENSES
 Bank charges                      $      821   $       77   $       83   $      168   $      188
 Consulting fees                        8,699            -            -            -        4,569
 Management fees                       17,655            -        3,210            -        6,420
 Mineral property costs (Note 4)       20,768        7,275            -        7,945          110
 Office and general                     2,780           46          538          246          853
 Professional fees                     61,212        5,400       18,241        9,477       19,436
 Telephone and utilities                3,849          925          574          925        1,368
 Travel and promotion                  12,584            -          718          260        6,348
                                   -----------  -----------  -----------  -----------  -----------


Loss before other item               (128,368)     (13,723)     (23,364)     (19,021)     (39,292)


OTHER ITEM
 Interest income                        1,259            1          126            2          427
                                   -----------  -----------  -----------  -----------  -----------


Loss for the period                $ (127,109)  $  (13,722)  $  (23,238)  $  (19,019)  $  (38,865)
==================================================================================================

Basic and diluted loss per share                $    (0.01)  $    (0.01)  $    (0.01)  $    (0.01)
==================================================================================================

Weighted average number of
 shares of common stock
 outstanding                                     8,400,000    8,400,000    8,400,000    8,400,000
==================================================================================================





   The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)


-------------------------------------------------------------------------------
                                       Cumulative
                                          Amounts
                                             From
                                    Incorporation
                                       on July 27,    Six Month       Six Month
                                          2000 to  Period Ended    Period Ended
                                       October 31,   October 31,    October 31,
                                              2002          2002           2001
-------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
 Loss for the period                      $(127,109)    $(19,019)    $(38,865)
 Item not affecting cash:
   Accrued management fees to
    related party                             4,420            -            -

 Change in non-cash working capital
  item:
   Increase (decrease) in accounts
    payable and accrued liabilities          15,336        4,777       (4,161)
                                          ----------    ---------    ---------

 Net cash used in operating activities     (107,353)     (14,242)     (43,026)
                                          ----------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of capital stock for cash          88,200            -            -
 Increase in due to related parties          19,305       13,323            -
                                          ----------    ---------    ---------

 Net cash provided by financing
  activities                                107,505       13,323            -
                                          ----------    ---------    ---------


Change in cash during the period                152         (919)     (43,026)


Cash, beginning of period                         -        1,071       53,801
                                          ----------    ---------    ---------


Cash, end of period                       $     152     $    152     $ 10,775
==============================================================================

Cash paid during the period for
 interest                                 $       -     $      -     $      -
==============================================================================

Cash paid during the period for
 income taxes                             $       -     $      -     $      -
==============================================================================



   The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
OCTOBER 31, 2002
===============================================================================



1.     HISTORY AND ORGANIZATION OF THE COMPANY


The Company was incorporated on July 27, 2000 under the Laws of the State of Nevada and is in the business of exploration and development of mineral properties. The Company is considered to be an exploration stage company.



2.     BASIS OF PRESENTATION


The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2002. The results of operations for the six month period ended October 31, 2002 are not necessarily indicative of the results to be expected for the year ending April 30, 2003.



3.     GOING CONCERN


These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the exploration and development and upon future profitable production. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.


================================================================================
                                                   October 31,  April 30,
                                                      2002        2002
--------------------------------------------------------------------------------

Deficit accumulated during the exploration stage   $(127,109)  $(108,090)
Working capital (deficiency)                         (38,909)    (19,890)

================================================================================

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
OCTOBER 31, 2002
================================================================================



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

The mineral property claims originally expired on November 27, 2001. During the year ended April 30, 2002, the mineral property claims were renewed for a term of one year, expiring on November 27, 2002. Subsequent to October 31, 2002, the Company renewed the mineral property claims for a term of one year.


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


                                    3 of 10

We renewed our mineral claims for an additional year subsequent to October 31, 2002. Our mineral claims now expire on November 27, 2003.

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Wheaton River mineral claims to determine whether there are commercially exploitable reserves of gold and silver. We have completed the first phase of the exploration program recommended by the geological report prepared by our consulting geologist. We received the report of our consulting geologist on the results of this first phase of exploration. Based on this report, we have determined to proceed to the second phase of the recommended geological exploration program.

We anticipate that phase two of the recommended geological exploration program will cost approximately $25,000. We have advanced $12,500 to our consulting geologist to commence phase two of our recommended exploration program. We are in the process of completing this phase of exploration and anticipate receiving a geological report on this phase in early 2003.

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

We anticipate spending approximately $50,000 over the next twelve months in pursuing our stated plan of operations. Of the anticipated expenses, we anticipate that expenses of approximately $35,000 will be incurred over the next six months. Based on our cash position of $152 as of October 31, 2002 and a working capital deficit of $38,909 as of October 31, 2002, we will require additional financing to enable us to pay for our operating expenses over the next six months. We also will require additional financing in order to pursue our plan of operations over the next twelve months. Mr. G.W. Norman Wareham, our president, advanced $13,323 to us during our second quarter as a shareholders loan. This amount included $12,500 advanced by Mr. Wareham in order to enable us to commence the second phase of exploration.

We anticipate that we will require additional funding to complete the second phase and the third phase of the exploration program. The anticipated cost of the second phase of the exploration program is $25,000. The anticipated cost of the third phase of the exploration program is $75,000. Each of these amounts is in excess of our current cash reserves. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or in the form of shareholders loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of the exploration program. We believe that debt financing will not be an alternative for funding phase three of the exploration program. We do not have any arrangements in place for any future equity financing.


                                    4 of 10

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

Results Of Operations for the Six months ended October 31, 2002

We did not earn any revenues during the six months ended October 31, 2002. In addition, we did not earn any revenues from the date of our inception to April 30, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $19,021 for the six months ended October 31, 2002, compared to $39,292 for the six months ended October 31, 2001. The largest component of our operating expenses was professional fees in the amount of $9,477 that were primarily attributable our filings with the Securities and Exchange Commission as a reporting company under the Securities Exchange Act of 1934. We incurred property costs associated with our exploration of the Wheaton River mineral claims in the amount of $7,945 for the six months ended October 31, 2002, compared to total property costs of $110 for the six months ended October 31, 2001.

We incurred operating expenses in the amount of $13,723 for the three months ended October 31, 2002, compared to $23,364 for the three months ended October 31, 2001. The largest component of our operating expenses was mineral property costs associated with our exploration of the Wheaton River mineral claims in the amount of $7,275. These costs resulted from our commencement of phase two of our mineral exploration program during our second quarter. We also incurred professional fees in the amount of $5,400 that were primarily attributable our filings with the Securities and Exchange Commission as a reporting company under the Securities Exchange Act of 1934.

We anticipate our operating costs will increase as we proceed with further exploration of our mineral claims.

We incurred a loss of $19,019 for the six months ended October 31, 2002, compared to a loss of $38,865 for the six months ended October 31, 2001. We incurred a loss of $13,722 for the three months ended October 31, 2002, compared to a loss of $23,238 for the three months ended October 31, 2001. Our losses were attributable entirely to our operating expenses, less interest income.

Liquidity and Capital Resources

We had cash of $152 as of October 31, 2002, compared to cash of $1,071 as of April 30, 2002. We had a working capital deficit of $38,909 as of October 31, 2002, compared to a working capital deficit of $19,890 as of April 30, 2002. Our working capital deficit as at October 31, 2002 includes an amount of $23,725 payable to Mr. G.W. Norman Wareham, our sole director and officer, in respect of shareholders loans and accrued management fees.

We have funded our business to date from sales of our common stock and loans from Mr. G.W. Norman Wareham, our president. We will require additional financing in order to complete our stated plan of operations for the next twelve months. Mr. G.W. Norman Wareham, our president, advanced $13,323 to us as a shareholder loan during our second quarter. This amount included $12,500 that was advanced to enable us to commence phase two of our exploration program. Mr. Wareham has also agreed to defer


                                    5 of 10
payment of the management fees payable to Wareham Management pending our achieving financing from non-affiliate parties that would enable us to pay these management fees.

Our accounts payable increased to $15,336 as of October 31, 2002, compared to $10,559 as of April 30, 2002. The increase in our accounts payable is the result of our inability to fund our operating expenses.

The decline in our cash reserves and working capital and the increase in our accounts payable is reflective of the current state of our business development. We completed initial equity financings to provide us with the funds necessary to proceed with the preliminary stages of our mineral exploration programs. These equity financings consisted of sales of our common stock. Our cash reserves and working capital have declined as we have completed our corporate organization, commenced our exploration program and filed a registration statement with the Securities and Exchange Commission. We anticipate that our working capital will continue to decline as we complete further work on our exploration programs. As disclosed above under Plan of Operations, we will require further financing in order to enable us to complete our planned exploration program. We anticipate any further financings will be realized through further sales of our common stock or loans from Mr. G.W. Norman Wareham, our sole executive officer and director. There is no assurance that any loans received from Mr. Wareham would be sufficient to enable us to complete the second phase of exploration or to proceed with the third phase of exploration.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. G.W. Norman Wareham. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.


                                    6 of 10

                           PART II--OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not complete any unregistered sales of our common stock during our fiscal quarter ended October 31, 2002.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to our security holders for a vote during the fiscal quarter ending October 31, 2002.


ITEM 5.     OTHER INFORMATION.

None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K


Exhibit Number                        Description of Exhibit
--------------      ------------------------------------------------------------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------

REPORTS ON FORM 8-K


We did not file any Current Reports on Form 8-K during the fiscal quarter ended October 31, 2002 and we have not filed any Current Reports on Form 8-K since
October  31,  2002.


                                    7 of 10

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

NORMARK VENTURES CORP.


Date:  DECEMBER 20, 2002



By:  /s/ G.W. Norman Wareham
    ------------------------------------
     G.W. NORMAN WAREHAM
     PRESIDENT AND CHIEF EXECUTIVE OFFICER,
     TREASURER AND CHIEF FINANCIAL OFFICER
     DIRECTOR

                                 CERTIFICATIONS

I, G.W. Norman Wareham, Chief Executive Officer and Chief Executive Officer of Normark Ventures Corp., certify that;

(1)  I  have  reviewed  this  quarterly report on Form10-QSB of Normark Ventures
     Corp.;

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

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 20, 2002           /s/ G.W. Norman Wareham
                                   ___________________________________
                                   (Signature)

                                   President and Chief Executive Officer
                                   Treasurer and Chief Financial Officer
                                   -----------------------------------------
                                   (Title)