Form 10QSB
period 2003-01-31
NORMARK VENTURES CORP
filed 2003-03-17
CIK 1126380

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the quarterly period ended January 31, 2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period ___________ to


         Commission  File  Number     333-73822
                                      ---------

                               NORMARK VENTURES CORP.
         ---------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


NEVADA                                        98 - 0233347
-------------------------------               ----------------------------
(State or other jurisdiction of               (IRS Employer Identification
incorporation or organization)                No.)


4947 Wycliffe Road
Vancouver, British Columbia, Canada           V6T 1E9
---------------------------------------       -------------
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code:     519-371-9302
                                                    ------------


                             2930 West 20th Avenue
                         Vancouver, BC, Canada  V6L 1H6
       --------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
8,400,000  Shares  of  $0.001  par value Common Stock outstanding as of March 5,
2003.

Transitional Small Business Disclosure Format (check one): Yes  [ ]   No  [X]


                                   1 of 11

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

                             NORMARK VENTURES CORP.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS
                                   (Unaudited)


                                JANUARY 31, 2003


NORMARK  VENTURES  CORP.
(An  Exploration  Stage  Company)
BALANCE  SHEETS
================================================================================


                                      January 31,   April 30,
                                          2003          2002
--------------------------------------------------------------
                                      (Unaudited)

ASSETS
Current
 Cash                                 $        78   $   1,071
 Deferred tax asset less valuation
 allowance of  $47,952 and $36,720              -           -
                                      ------------------------

Total assets                          $        78   $   1,071
==============================================================

LIABILITIES AND DEFICIENCY
IN ASSETS

Current
 Accounts payable and
 accrued liabilities                  $    28,776   $  10,559
 Due to related parties (Note 5)           24,137      10,402
                                      ------------------------

   Total current liabilities               52,913      20,961
                                      ------------------------

Deficiency in Assets
 Common stock (Note 6)
   Authorized
     100,000,000  common
     shares, par value of $0.001
   Issued and outstanding
     8,400,000  common shares               8,400       8,400
   Additional paid-in capital (Note 6)     79,800      79,800
   Deficit accumulated during
   the exploration stage                 (141,035)   (108,090)
                                      ------------------------

   Total deficiency in assets             (52,835)    (19,890)
                                      ------------------------

Total liabilities and deficiency
 in assets                            $        78   $   1,071
==============================================================




   The accompanying notes are an integral part of these financial statements.

NORMARK  VENTURES  CORP.
(An  Exploration  Stage  Company)
STATEMENTS  OF  OPERATIONS
(Unaudited)


-----------------------------------------------------------------------------------------------
                             Cumulative
                             Amounts
                             From
                             Incorporation
                             on July 27, Three Month  Three Month   Nine Month    Nine Month
                             2000 to     Period Ended Period Ended  Period Ended  Period Ended
                             January 31, January 31,  January 31,   January 31,   January 31,
                               2003        2003         2002          2003          2002
-----------------------------------------------------------------------------------------------

EXPENSES
 Bank charges              $      895   $       74   $       80   $      242   $    268
 Consulting fees                8,699            -            -            -      4,569
 Management fees               17,655            -        3,210            -      9,630
 Mineral property
 costs (Note 4)                29,171        8,403            -       16,348        110
 Office and general             2,900          120           28          366        881
 Professional fees             66,541        5,329        1,700       14,806     21,136
 Telephone and utilities        3,849            -          797          925      2,165
 Travel and promotion          12,584            -          853          260      7,201
                           -----------  -----------  -----------  -----------  ---------

Net loss before
other item                   (142,294)     (13,926)      (6,668)     (32,947)   (45,960)

OTHER ITEM
 Interest income                1,259            -           13            2        440
                           -----------  -----------  -----------  -----------  ---------
Net loss before
 income taxes                (141,035)     (13,926)      (6,655)     (32,945)   (45,520)
Provision for income
 taxes                              -            -            -            -          -
                           -----------  -----------  -----------  -----------  ---------
Net loss                   $ (141,035)  $  (13,926)  $   (6,655)  $  (32,945)  $(45,520)
========================================================================================

Basic and diluted
 net loss per
common share                            $    (0.00)  $    (0.00)  $    (0.00)  $  (0.01)
========================================================================================

Weighted average number
 of shares of
 common stock
Outstanding - basic
 and diluted                             8,400,000    8,400,000    8,400,000  8,400,000
========================================================================================




   The accompanying notes are an integral part of these financial statements.

NORMARK  VENTURES  CORP.
(An  Exploration  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
(Unaudited)



-------------------------------------------------------------------------------
                                      Cumulative
                                      Amounts
                                      From
                                      Incorporation
                                      on July 27,  Nine Month   Nine Month
                                      2000 to      Period Ended Period Ended
                                      January 31,  January 31,  January 31,
                                      2003         2003         2002
-------------------------------------------------------------------------------

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss for the period              $(141,035)  $(32,945)  $(45,520)
 Item not affecting cash:
   Accrued management
   fees to related party                  4,420          -          -

 Change in non-cash working
 capital item:
   Increase (decrease) in
   accounts payable and
   accrued liabilities                   28,776     18,217     (2,121)
                                      ----------  ---------  ---------

 Net cash used in
 operating activities                  (107,839)   (14,728)   (47,641)
                                      ----------  ---------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock
 for cash                                88,200          -          -
 Increase in due to
 related parties                         19,717     13,735          -
                                      ----------  ---------  ---------

 Net cash provided by
 financing activities                   107,917     13,735          -
                                      ----------  ---------  ---------


Change in cash during the period             78       (993)   (47,641)


Cash, beginning of period                     -      1,071     53,801
                                      ----------  ---------  ---------


Cash, end of period                   $      78   $     78   $  6,160
======================================================================

Supplemental disclosures with
respect to cash flows:

Cash paid during the
period for interest                   $       -   $      -   $      -
======================================================================

Cash paid during the
period for income taxes               $       -   $      -   $      -
======================================================================



   The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2003
===============================================================================



1.     HISTORY AND ORGANIZATION OF THE COMPANY


     The Company was incorporated on July 27, 2000 under the Laws of the State of Nevada and is in the business of exploration and development of mineral properties. The Company is considered to be an exploration stage company.



2.     BASIS  OF  PRESENTATION


     The accompanying interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2002. The results of operations for the nine month period ended January 31, 2003 are not necessarily indicative of the results to be expected for the year ending April 30, 2003.



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


--------------------------------------------------------------------------
                                                   January  31, April  30,

                                                      2003        2002
--------------------------------------------------------------------------

Deficit accumulated during the exploration stage   $(141,035)  $(108,090)
Working capital (deficiency)                         (52,835)    (19,890)

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2003
===============================================================================



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

     The mineral property claims originally expired on November 27, 2001. During the year ended April 30, 2002, the mineral property claims were renewed for a term of one year, expiring on November 27, 2002. During the period ended January 31, 2003, the Company renewed the mineral property claims for a further term of one year.

     The Company has begun a phase II exploration program with an estimated cost of CDN$25,000. To date, the Company has incurred $16,056 (CDN$25,000) towards this exploration program.



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

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2003
===============================================================================



6.     COMMON STOCK  (cont'd)


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


                                    3 OF 11

We renewed our mineral claims for an additional year in our third quarter ended January 31, 2003. Our mineral claims now expire on November 27, 2003.

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

We anticipate that phase two of the recommended geological exploration program will cost approximately $17,000. We have advanced $12,500 CDN (equal to approximately $8,500 US as of March 10, 2003) to our consulting geologist to commence phase two of our recommended exploration program. The geological work comprising this phase of exploration is substantially complete and we anticipate receiving a geological report on this phase in spring 2003. We have accrued the remaining costs of phase two of the recommended geological exploration program in our financial statements as of January 31, 2003.

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

We anticipate that we will incur the following expenses over the next twelve months:

1. $17,000 in connection with the completion of the second phase of our recommended geological work program;

2. $25,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

We anticipate spending approximately $42,000 over the next twelve months in pursuing our stated plan of operations. Of the anticipated expenses, we anticipate that expenses of approximately $30,000 will be incurred over the next nine months. Based on our cash position of $78 as of January 31, 2003 and a working capital deficit of $52,835 as of January 31, 2003, we will require additional financing to enable us to pay for our operating expenses over the next nine months. We also will require additional financing in order to pursue our plan of operations over the next twelve months. Mr. G.W. Norman Wareham, our president, has advanced $13,735 to us during our current fiscal year as a shareholders loan. This amount included $12,500 CDN (equal to approximately $8,500 US as of March 10, 2003) advanced by Mr. Wareham during our second quarter in order to enable us to commence the second phase of exploration.

We anticipate that we will require additional funding to complete the second phase and the third phase of the exploration program. The anticipated cost of the second phase of the exploration program is $17,000. The anticipated cost of the third phase of the exploration program is $75,000 CDN or $51,000 US. Each of these amounts is in excess of our current cash reserves. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or in the form of shareholders loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of the exploration program. We believe that debt


                                   4 of 11
financing will not be an alternative for funding phase three of the exploration program. We do not have any arrangements in place for any future equity financing.

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

Results of Operations for the Nine Months Ended January 31, 2003

We did not earn any revenues during the nine months ended January 31, 2003. In addition, we did not earn any revenues from the date of our inception to April 30, 2002. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $32,947 for the nine months ended January 31, 2003, compared to $45,960 for the nine months ended January 31, 2002. The largest component of our operating expenses were property costs associated with our exploration of the Wheaton River mineral claims in the amount of $16,348 for the nine months ended January 31, 2003, compared to total property costs of $110 for the nine months ended January 31, 2002. We incurred professional fees in the amount of $14,806 that were primarily attributable our filings with the Securities and Exchange Commission as a reporting company under the Securities Exchange Act of 1934.

We incurred operating expenses in the amount of $13,926 for the three months ended January 31, 2003, compared to $6,668 for the three months ended January 31, 2002. The largest component of our operating expenses were property costs associated with our exploration of the Wheaton River mineral claims in the amount of $8,403 for the three months ended January 31, 2003, compared to total property costs of $292 for the three months ended January 31, 2002. We incurred professional fees in the amount of $5,329 that were primarily attributable to our filings with the Securities and Exchange Commission as a reporting company under the Securities Exchange Act of 1934.

We anticipate our operating costs will increase as we proceed with further exploration of our mineral claims, including the completion of phase two of our recommended geological exploration program during our fourth quarter.

We incurred a loss of $32,945 for the nine months ended January 31, 2003, compared to a loss of $45,520 for the nine months ended January 31, 2002. We incurred a loss of $13,926 for the three months ended January 31, 2003, compared to a loss of $6,655 for the three months ended January 31, 2002. Our losses were attributable entirely to our operating expenses, less interest income.

Liquidity and Capital Resources

We had cash of $78 as of January 31, 2003, compared to cash of $1,071 as of April 30, 2002. We had a working capital deficit of $52,835 as of January 31, 2003, compared to a working capital deficit of $19,890 as of April 30, 2002. Our working capital deficit as at January 31, 2003 includes an amount of $24,137 payable to Mr. G.W. Norman Wareham, our sole director and officer, in respect of shareholders loans and accrued management fees.

We have funded our business to date from sales of our common stock and loans from Mr. G.W. Norman Wareham, our president. We will require additional financing in order to complete our stated plan of


                                   5 of 11
operations for the next twelve months. Mr. G.W. Norman Wareham, our president, has advanced $13,735 to us as a shareholder loan during the nine months ended January 31, 2003. This amount included $12,500 CDN (equal to approximately $8,500 US as of March 10, 2003) that was advanced in our second quarter to enable us to commence phase two of our exploration program. Mr. Wareham has also agreed to defer payment of the management fees payable to Wareham Management pending our achieving financing from non-affiliate parties that would enable us to pay these management fees.

Our cash used in operating activities for the nine months ended January 31, 2003 in the amount of $14,728 was funded primarily from advances from Mr. Wareham in the amount of $13,735 and a reduction from our cash from $1,071 as of April 30, 2002 to $78 as of January 31, 2003. Our accounts payable increased to $28,776 as of January 31, 2003, compared to $10,559 as of April 30, 2002. The increase in our accounts payable is the result of our inability to fund our operating expenses.

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


                                   6 of 11

                           PART II--OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not complete any unregistered sales of our common stock during our fiscal quarter ended January 31, 2003.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to our security holders for a vote during the fiscal quarter ending January 31, 2003.


ITEM 5.     OTHER INFORMATION.

None.


                                   7 of 11

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K


EXHIBIT
NUMBER    DESCRIPTION
-------   --------------------
  3.1     Articles  of  Incorporation  (1)
  3.2     By-Laws,  as  amended  (1)
  4.1     Share  Certificate  (1)
 10.1 Management Agreement with Wareham Management Ltd. dated September 15, 2000 (1)
 10.2 Mining Property Purchase Agreement with Glen MacDonald dated April 30, 2001 (1)
 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section  906  of  the  Sarbanes-Oxley  Act  of  2002(2)

(1) Previously filed with the SEC on our Form SB-2 registration statement originally filed on November 21, 2001, as amended through May 16, 2002.
(2)  Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

--------------------------------------------------------------------------------

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended January 31, 2003. Subsequent to January 31, 2003, we filed a Current Report on Form 8-K dated March 14, 2003 with the Securities and Exchange Commission with respect of our change of auditor from Davidson & Company to Dohan & Company.




                                   8 of 11

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

NORMARK VENTURES CORP.


Date:  MARCH 17, 2003



By:  /s/ G.W. Norman Wareham
     ---------------------------------
     G.W. NORMAN WAREHAM
     PRESIDENT AND CHIEF EXECUTIVE OFFICER,
     TREASURER AND CHIEF FINANCIAL OFFICER
     DIRECTOR

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


                                    /s/ G.W. Norman Wareham
Date:  March 17, 2003               ___________________________________
                                   (Signature)

                                   President and Chief Executive Officer
                                   Treasurer and Chief Financial Officer
                                   -------------------------------------
                                   (Title)