Form 10KSB
period 2003-04-30
NORMARK VENTURES CORP
filed 2005-07-08
CIK 1126380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended April 30, 2003

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-49859

NORMARK VENTURES CORP.
(Name of small business issuer in its charter)

NEVADA	98 - 0233347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4947 Wycliffe Road
Vancouver, British Columbia, Canada	V6T 1E9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (519) 371- 9302

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for the fiscal year ended April 30, 2003 were: NIL.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 21, 2005 was $352,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 21, 2005 the issuer had 11,500,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

NORMARK VENTURES CORP.

Annual Report on Form 10-KSB
For the Year Ended April 30, 2003

INDEX

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and “Normark” mean Normark Ventures Corp., unless otherwise indicated. All dollar amounts in this annual report are expressed in U.S. dollars unless otherwise indicated.

Glossary of Technical Terms

The following defined technical terms are used in this annual report:

adit	An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.
assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.
breccia	Rock consisting of angular fragments in a matrix of finer-grained cementing material.
batholith
A large mass of igneous rock extending to great depth with its upper portion dome-like in shape. It has crystallized below surface, but may be exposed as a result of erosion of the overlying rock. Smaller masses of igneous rocks are known as bosses or plugs.

fault
A break in the Earth's crust caused by tectonic forces which have moved the rock on one side with respect to the other; faults may extend many kilometres, or be only a few centimetres in length; similarly, the movement or displacement along the fault may vary widely.

feldspar	A group of rock-forming minerals.
fracture
A break in the rock, the opening of which affords the opportunity for entry of mineral-bearing solutions. A “cross fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth's core.
intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.
massive	Solid (without fractures) wide (thick) rock unit.
meta-volcanic	Metamorphosed volcanic rocks.
mineralization	The concentration of metals and their chemical compounds within a body of rock.
ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.
pluton	Body of rock exposed after solidification at great depth.
quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.
reserve	For the purposes of this annual report: that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

(1) Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

(2) Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

shear	The deformation of rocks by lateral movement along innumerable parallel planes, generally resulting from pressure.
structural	Pertaining to geologic structure.
vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.
volcanics	Volcanically formed rocks.

ITEM 1.     DESCRIPTION OF BUSINESS.

CORPORATE ORGANIZATION

We were incorporated on July 27, 2000, under the laws of the State of Nevada.

GENERAL

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own four mineral claims that we refer to as the “Wheaton River” mineral claims, as described below (the “Wheaton River Claims”). We presently plan to complete our preliminary exploration work to search for mineral reserves on these claims. This initial preliminary exploration work will not constitute a full geological study of our mineral claims. A full geological study of our claims will involve a drilling program on the Wheaton River Claims and the geological interpretation of the results of this geological program. Completion of a full geological study of our claims is necessary to determine if additional exploration work on our mineral claims is warranted.

We are in the process of completing the initial preliminary exploration work. However, we will require additional funds in order to complete the full exploration of the Wheaton River Claims. We can provide no assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility of commercial production of mineral reserves from the claims.

Mineral Claims Purchase Agreement

We purchased four mineral claims located in the Whitehorse Mining District of the Yukon Territory, Canada pursuant to a purchase agreement between Mr. Glen MacDonald and Normark dated April 30, 2001. The purchase price of the Wheaton River Claims consisted of: (i) a cash payment of $6,416 (CDN$10,000); and (ii) a 2% net smelter returns royalty (the “Royalty”) payable to Mr. MacDonald in the event that we enter into commercial mineral production on the Wheaton River Claims. The Royalty consists of 2% of the net smelter returns on the gross proceeds that we earn from the sale of any bullion, concentrates or ore from the mining of the mineral claims, less eligible costs of transportation and smelting and refining charges. If, after commencement of commercial production from the mineral claims, the Royalty payable to Mr. MacDonald in any calendar year is less than $12,832 (CDN$20,000), then we will be obligated to pay to Mr. MacDonald the difference between $12,832 and the actual amount of Royalty paid to Mr. MacDonald for the year. The Royalty will terminate once we pay to Mr. MacDonald an aggregate total of $641,600 (CDN$1,000,000) in Royalty payments.

We determined to proceed with the purchase of the Wheaton River Claims based on our review of previous mineral exploration work that had been completed on the property. The Wheaton River Claims offer accessibility to an existing mill operation which may be used to assist production in the event mineral reserves are found on the claims.

Recording of the Mineral Claims

The Wheaton River Claims consist of four mineral claims located in the Whitehorse Mining District of the Yukon Territories, Canada. Mr. MacDonald recorded the mineral claims on November 27, 2000, pursuant to the Yukon Quartz Mining Act. The mineral claims have the following legal description:

Name of Mining Claim	Grant Number	Claim Sheet Number

AVA 1	YC18994	105D03
AVA 2	YC18995	105D03
AVA 3	YC18996	105D03
AVA 4	YC18997	105D03

The Wheaton River Claims were staked in November 2000 by Mr. MacDonald to cover the main area of potential gold mineralization. Our mineral claims will expire on November 27, 2005. We intend to extend our claims on this expiration date. We are the beneficial owner of title to the Wheaton River Claims and no other person has any interest in the mineral claims, subject to our agreement to pay to Mr. MacDonald the Royalty. During their existence, the mineral claims entitle us to all minerals found on or under the property comprising the mineral claims, together with the right to enter on and use and occupy the surface of the mineral claims. The Yukon Territory owns the land covered by the mineral claims in fee simple.

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the Yukon Territory. Currently, exploration work with a minimum value of $81 per claim is required during each year. If we do not complete this minimum amount of exploration work, we may pay a fee of $81 each year per claim and meet this requirement. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. As our mineral claims are effective until November 27, 2005, we must file confirmation of the completion of exploration work in the minimum amount of $324 or make a payment in lieu of exploration work in the amount of $324 by November 27, 2005. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse on November 27, 2005, and we will lose all interest that we have in these mineral claims.

Location of the Mineral Claims

The Wheaton River Claims are located approximately 50 kilometers south of the city of Whitehorse in the Yukon Territories, Canada, see Figure 1 below. Access to the Wheaton River Claims is by the Alaska and Klondike highways and by gravel roads requiring a vehicle with four-wheel drive capability.

The Wheaton River Claims cover a broad northwest trending ridge south of Mount Anderson. The region is characterized by rolling uplands with prominent peaks and steep-walled stream and river valleys. Glacial action has caused major valleys to have deep u-shaped drainages. The elevation of the mineral claims ranges from 884 meters to 1,850 meters above sea level. The mineral claims cover a barren ridge extending south from Mount Anderson. Timber covers the mineral claims at elevations below 1,200 meters. The ground above 1,200 meters is generally barren. The climate is a dry-arctic climate, with influences from the Pacific Ocean. Summer temperatures average 12 degrees centigrade. The exploration season lasts from May until October.

Figure 1

Claim Map

Exploration History of the Wheaton River Claims

The history of the exploration of the Wheaton River Claims is summarized in the geological report that we obtained from Mr. Timmins, P. Eng. The following summary of the exploration history of the mineral claims is based on Mr. Timmins' summary of this exploration history.

Exploration of the region in which the mineral claims are located began in 1893 at the time of the Klondike gold rush. Intensive exploration began in 1906 after the discovery of gold in the area of Mount Anderson. This discovery resulted in wagon roads being built to provide access to Mount Anderson. Limited mining of high-grade gold and silver bearing ore occurred; however, no record of ore production exists.

From the mid-1920's to the late 1960's, little exploration of significance took place. In the 1970's, many of the old showings were restaked as an increase in the value of base and precious metals rekindled the interest of prospectors and mining companies in the area.

On the area covered by our mineral claims, recent exploration began when previous owners performed prospecting, grid development, mapping, geochemical and geophysical surveys, and bulldozer trenching and road building in 1984-1985. Mineralized rock formations were discovered in the area. Work done by previous owners from 1991 to 2000 has included bulldozer trenching, road construction, geological mapping, diamond drilling and prospecting. A trench is a long, narrow excavation dug through overburden or blasted out of rock to expose a vein or ore structure. Geochemical analysis is the analytical procedure conducted by a credited laboratory to determine the specific elemental concentrations of minerals contained within samples. Such samples may be from a variety of medium, including rock, soil and stream sediment.

Geological Report

We engaged Mr. William G. Timmins, P.Eng. to prepare a geological evaluation report on the Wheaton River Claims in June 2001. Mr. Timmins' geological evaluation consisted of the acquisition of geological data from previous geological exploration and a review and synthesis of this geological data. This data acquisition involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claim. The work involved in this data acquisition included map and report reproduction, drafting and production of base maps, and compilation of preexisting information into a common database and map.

We received the geological evaluation report on the Wheaton River Claims prepared by Mr. Timmins in July 2001. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

Mr. Timmins, P. Eng. has recommended the completion of a four-phase geological work program on the Wheaton River Claims. The four phase program consists of the following:

Phase	Exploration Program	Status	Cost
Phase I	A detailed geological survey of the mineral claims and a geological review of the results of the geological survey.	Completed in October, 2002.	$13,650
Phase II	Prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest.	Completed in May, 2003.	$11,355
Phase III	Mechanical trenching and diamond drilling.	Completed during the summer exploration season in 2004.	$25,000
Phase IV	Prospecting, geological mapping and further sampling prior to drill testing vein systems.	To be completed in the summer exploration season of 2005.	$25,000

The geological review and interpretations required in each phase of the exploration program are comprised of review of the data acquired from each phase of the exploration program and an analysis of this data to assess the potential mineralization of the mineral claims. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. A significant component of this review would occur on site. The purpose of undertaking the geological review would be to determine if there is sufficient indication for the area to host mineralization to warrant additional exploration. Positive results of each phase of the exploration program would be required to justify continuing with the next phase of the exploration program. Such positive results would include the identification of zones of mineralization.

The anticipated cost of conducting the fourth phase of the exploration program is approximately $25,000. We have determined to proceed with Phase IV of our exploration program based on the results of Phase III of our work program and have prepaid the estimated expenses of Phase IV. We expect Phase IV of our work program to be completed during the summer exploration season of 2005.

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

Geology of the Wheaton River Claims

The initial geological report concluded that gold and silver mineralization appears to occur on our Wheaton River Claims in at least two distinct styles of mineralization. This gold and silver mineralization occurs in quartz veins. A vein is a fault, crack or fissure in a rock filled by minerals that have traveled upwards from some deep source. This mineralization is present in two of the three significant mineral formations identified in the area of our mineral claims that have the potential to include gold and silver mineralization. Moderate gold-silver and silver-lead soil geochemical anomalies occur on our mineral claims. Geochemical anomalies are concentrations of minerals present in mineral ore that are above normal concentrations occurring in the bedrock of the mineral claims.

Current State of Exploration

Our mineral claims presently do not have any proven mineral reserves. The property that is the subject of our mineral claim is undeveloped and does not contain any open-pit or underground mines. Currently, there is no power supply to the mineral claim.

Our exploration program is currently in the preliminary stages. The status of our planned exploration program is discussed in detail below. Our planned exploration program is exploratory in nature and there is no assurance that mineral reserves will be proven.

Phase I

We accepted the recommendations of the June 2001 geological report and we proceeded with the first phase of the recommended geological exploration program in fiscal 2002. The work involved in completing this initial phase of exploration included a detailed geological survey and a visit to the site of the mineral claims by two geotechnicians in the fall of 2002. A total of 10 days was spent on examination and transportation of equipment and personnel to the property. In part the work was intended to confirm that the untested geophysical zones were identified with potential geological zones of interest. A review of the available geological and geophysical data was conducted by Laurence Stephenson, P. Eng with William Timmins, our consulting engineer. The geologists concluded that the data had revealed zones of interest similar to properties in the region that were being explored and developed and recommended proceeding the planning of a drilling program.

The total cost for Phase I of our exploration program was $13,650. Following the completion of Phase I, our geologist recommended that we complete a second phase consisting of geological prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest.

Phase II

Phase II was completed in April, 2003, at a cost of $11,355. Prospecting and geological mapping during Phase II was significant in finding new areas and possible extensions of known mineralization. Samples were taken during the field operations from the intrusive granodiorite south and west of the main showings. The samples were taken from zones that were related to untested geophysical anomalies. Due to the nature of the field program, extensive investigation was not able to be conducted at that time but the sampling was as representative of the potential of these anomalies as possible. Mr. Timmins reviewed the results of the Phase II exploration program and prepared an updated geological report based on the results thereof in December, 2003. Based on his review of the Phase II results, Mr. Timmins recommended continued exploration of our mineral claims. Mr. Timmins proposed a budget for Phase III of the exploration program consisting of $20,000 for bulldozer trenching and $5,000 for engineering and sampling, with drilling costs contingent upon the results of trenching and sampling.

Phase III

During the 2004 summer exploration season we completed Phase III of our recommended work program, which involved bulldozer trenching of geophysical anomalies defined in the vicinity of known mineralization and to sample bedrock exposures. We received a geological report on Phase III of the work program in February, 2005. Pursuant to Phase III of our work program, we contracted a bulldozer to repair the main access road to the claims and excavate trenches to bedrock at locations selected by our consulting engineers. Rock units exposed by the trenching were sampled where quartz veining was located. Sampling results confirmed that the geophysical anomalies are caused by structurally controlled silicified zones containing gold mineralization. The Phase III report recommended further prospecting, geological mapping and further sampling be conducted on the Wheaton River Claims prior to drill testing of vein systems pursuant. The next phase of the work program is estimated to cost $25,000 and is expected to be completed in mid to late 2005.

We have determined to proceed with further prospecting, geological mapping and sampling pursuant to Phase IV of the exploration program based on the results of Phase III of our work program and have prepaid the $25,000 estimated expenses of Phase IV. We expect Phase IV of our work program to be completed during the summer exploration season of 2005.

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

Compliance with Government Regulation

We are required to conduct all mineral exploration activities in accordance with the Yukon Quartz Mining Act. We will be required to obtain a land use permit from the Department of Indian and Northern Affairs – Land Use Branch for any exploration work that results in a physical disturbance to the land. Accordingly, we will be required to obtain a work permit if we proceed with the third phase of our exploration program. There is a nominal fee to obtain a land use permit and the time to obtain a land use permit is approximately six weeks. At our expense our consultant geologist will prepare the required submissions to obtain a land use permit, if required. We will be required to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of phase two of the exploration program. We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the geological report.

Employees

We have no employees other than Mr. G.W. Norman Wareham, our president and treasurer. We conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation. We incurred $29,171 in mineral property costs associated with our exploration of the Wheaton River Claims from inception through to April 30, 2003.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 2.     DESCRIPTION OF PROPERTY.

We do not own or lease any property other than our interest in our mineral claims. See “Item 1 - Description of Business” for more information about our mineral claims.

Our principal business offices are located at 4947 Wycliffe Road, Vancouver, British Columbia, Canada, in the business offices of Mr. Wareham, our sole executive officer and a director. We currently do not pay any amount to Mr. Wareham for our use of these premises.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No Public Market for Common Stock

There is presently no public market for our common stock. We are considering applying for trading of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the SEC requires by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account.

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

Holders of Our Common Stock

As of June 27, 2005, we had fifty five (55) registered shareholders.

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

Recent Sales of Unregistered Shares

We did not complete any unregistered sales of shares of our common stock during the year ended April 30, 2003. Since April 30, 2003 we have completed the following unregistered sales of our common stock:

1.
We completed an offering of 1,400,000 shares of our common stock at a price of CDN$0.065 per share to a total of 3 purchasers known to our directors and officers on April 21, 2005. The total amount we received from this offering was CDN$91,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

2.
We completed an offering of 1,700,000 shares of our common stock at a price of $0.05 per share to a total of 4 purchasers known to our directors and officers on June 15, 2004. The total amount we received from this offering was $85,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our business plan is to proceed with the exploration of the Wheaton River Claims to determine whether there are commercially exploitable reserves of gold and silver. We have completed Phase I, II and III of the exploration program recommended by the geological report prepared by our consulting geologist. We received a preliminary report of our consulting geologist on the results of Phase III of our exploration program and have determined to proceed with Phase IV of the recommended geological exploration program. Phase IV of the recommended geological exploration program is expected to cost approximately $25,000. We have prepaid the $25,000 estimated expenses of Phase IV. We expect Phase IV of our work program to be completed during the summer exploration season of 2005.

We anticipate that we will incur over the next twelve months $25,000 for operating expenses, including professional legal and accounting expenses associated with our reporting obligations under the Exchange Act. Based on our cash position of $19,521 as of June 21, 2005, we will require additional financing to enable us to pay for our operating expenses over the next twelve months. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We do not have any arrangements in place for any future equity financing.

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

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows
		Year Ended April 30
		2003	2002
Net Cash provided by (used in) Operating Activities		$(24,406)	$(58,712)
Net Cash provided by (used in) Investing Activities		--	--
Net Cash provided by (from) Financing Activities		$23,428	$5,982
Net Increase (Decrease) in Cash During Period		$(978)	$(52,730)

Working Capital
	At April 30, 2003	At April 30, 2002
Current Assets	$93	$1,071
Current Liabilities	$57,770	$20,961
Working Capital Surplus (Deficit)	$(57,667)	$(19,890)

The decline in our cash reserves and working capital is reflective of the current state of our business development. We completed initial equity financings to provide us with the funds necessary to proceed with the preliminary stages of our mineral exploration programs. See “Recent Sales of Unregistered Securities”. These equity financings consisted of sales of our common stock. We have funded our business to date from sales of our common stock and loans from Mr. G.W. Norman Wareham, our president.

We anticipate that our working capital will continue to decline as we complete further work on our exploration programs. As disclosed above under Plan of Operation, we will require further financing to meet our operating expenses for the next twelve months. We anticipate any further financings will be realized through further sales of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. A summary of those significant accounting policies can be found in the Summary of Significant Accounting Policies in our consolidated financial statements included in Item 7 of this Form 10-KSB. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

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

Loss per share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding in the year. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

If We Do Not Obtain Additional Financing, Our Business Will Fail

Our current operating funds are less than necessary to complete the exploration of the mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. We had cash in the amount of $19,521 as of June 21, 2005. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims and the development of these mineral claims if our exploration indicates that our mineral claims possess commercially exploitable mineral reserves. We have obtained a geological report on our mineral claims that recommends a four-phase exploration program. We have completed three phases of our exploration program and have sufficient financing to complete Phase IV of the recommended exploration program in full. We will require additional financing if the cost of the exploration of our mineral claims is greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for gold and silver, investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

If We Do Not Conduct Mineral Exploration On Our Mineral Claims Or Pay Fees In Lieu Of Mineral Exploration, Then Our Mineral Claims Will Lapse

We must complete mineral exploration work on our Wheaton River mineral claims and make filings with the mining recording office of the Yukon Territory regarding the work completed or pay filing fees in lieu of completing work on our claims. The expiry date of our mineral claims is currently November 27, 2005. We intend to complete Phase IV of our work program during the summer exploration season of 2005 and make the required filings with the applicable mining recording office of the Yukon Territory. If we do not conduct any mineral exploration on our claims or make the required payments in lieu of completing mineral exploration, then our claims will lapse and we will lose all interest that we have in these mineral claims.

Because We Have Not Commenced Business Operations, We Face A High Risk Of Business Failure.

We have not begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on July 27, 2000 and to date have been involved primarily in organizational activities, the acquisition of our mineral claims and obtaining a geological report on our mineral claims. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Known material potential problems include unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.

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

Even If We Discover Commercial Reserves Of Precious Metals On Our Mineral claims, We May Not Be Able to Successfully Obtain Commercial Production.

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

If We Are Unable To Hire And Retain Key Personnel, We May Not Be Able To Implement Our Business Plan And Our Business Will Fail.

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

Because Our Executive Officers Do Not Have Formal Training Specific To The Technicalities Of Mineral Exploration, There Is A Higher Risk Our Business Will Fail.

Our executive officers co not have formal training specific to the technicalities of mineral exploration. While Mr. Wareham, our President, Treasurer and a director, has experience as a director of several mineral exploration companies, he does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk of business failure.

Because Our President Has Other Business Interests, He May Not Be Able Or Willing To Devote A Sufficient Amount Of Time To Our Business Operations, Causing Our Business To Fail.

Mr. Wareham, our sole director and President, presently spends approximately 25% of his business time on business management services for Normark. While Mr. Wareham presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Wareham from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Wareham may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

Because We Will Be Subject To Compliance With Government Regulation, Our Anticipated Cost Of Our Exploration Program May Increase.

There are several governmental regulations that materially restrict the use of ore. We will be subject to the Quartz Mining Act of the Yukon Territory and the Canada Department of Indian and Northern Affairs – Land Use Branch as we carry out our exploration program. We may be required to obtain land use permits and perform remediation work for any physical disturbance to the land in order to comply with these regulations. There is also a risk that new regulations could increase our costs of doing business and prevent us from carrying our exploration program.

If We Receive Positive Results From Our Exploration Program And We Determine To Pursue Commercial Production, Then We May Be Subject To An Environmental Review Process That May Delay Or Prohibit Our Proceeding To Commercial Production.

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

If A Market For Our Common Stock Does Not Develop, Our Investors Will Be Unable To Sell Their Shares.

There is currently no market for our common stock and a market may never develop. We plan to apply for trading of our common stock on the over-the-counter bulletin board (the “OTC Bulletin Board”) over the next twelve months. However, our common stock may never be traded on the OTC Bulletin Board or, if traded, that a public market may not materialize. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

If A Market For Our Common Stock Develops, Our Stock Price May Be Volatile.

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

Other factors, either unknown at this time or less material, may also affect our stock price. Further, if our common stock is traded on the OTC Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of our common stock.

Because Our Stock Is Penny Stock, Shareholders Will Be Limited In Their Ability To Sell Their Stock.

Our shares constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in Normark will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than complying with those rules, some broker-dealers will refuse to attempt to sell our stock.

ITEM 7.     FINANCIAL STATEMENTS.

NORMARK VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2003 AND 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Normark Ventures Corp.
(An Exploration Stage Company)
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Normark Ventures Corp. as of April 30, 2003, and the related statements of operations, cash flows and stockholders' equity (deficiency in assets) for the year then ended, and cumulative since inception (July 27, 2000) to April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Normark Ventures Corp. as of April 30, 2003, and the results of their operations and their cash flows for the year then ended and since inception (July 27, 2000) to April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage and has suffered recurring losses from operations and recurring deficiencies in working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA's

Miami, Florida
October 3, 2003

DAVIDSON & COMPANY LLP	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED
ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Normark Ventures Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Normark Ventures Corp. as at April 30, 2002 and the related statements of operations, stockholders' equity (deficiency in assets) and cash flows for the year ended April 30, 2002 and the period from inception (July 27, 2000) to April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2002 and the results of its operations and its cash flows for the year ended April 30, 2002 and the period from inception (July 27, 2000) to April 30, 2002 in conformity with generally accepted accounting principles in the United States of America.

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

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

July 3, 2002

A Member of SC INTERNATIONAL
1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEETS

April 30,	2003	2002

ASSETS

Current
Cash	$93	$1,071
Deferred tax asset less valuation allowance of $49,300 (2002 - $36,720)	-	-

Total assets	$93	$1,071

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$23,940	$10,559
Due to related parties	33,830	10,402

Total current liabilities	57,770	20,961

CONTINGENCIES (Note 11)

Deficiency in assets
Common stock (Note 6)
Authorized
100,000,000 shares, par value of $0.001
Issued
8,400,000 shares	8,400	8,400
Additional paid-in capital	79,800	79,800
Deficit accumulated during the exploration stage	(145,877)	(108,090)

Total deficiency in assets	(57,677)	(19,890)

Total liabilities and deficiency in assets	$93	$1,071

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative
	Amounts
	From
	Inception
	(July 27,
	2000) to	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2003	2003	2002

EXPENSES
Bank charges	$880	$227	$345
Consulting fees	8,699	-	4,570
Management fees	17,655	-	9,630
Mineral property costs	29,171	16,348	6,407
Office and general	3,127	593	828
Professional fees	71,171	19,436	32,475
Telephone and utilities	3,849	925	2,718
Travel and promotion	12,584	260	7,765

Net loss before interest income	(147,136)	(37,789)	(64,738)

INTEREST INCOME	1,259	2	448

Net loss before income taxes	(145,877)	(37,787)	(64,290)

Provision for income taxes	-	-	-

Net loss	$(145,877)	$(37,787)	$(64,290)

Basic and diluted net loss per common share		$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding –
basic and diluted		8,400,000	8,400,000

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

				Deficit	Total
				Accumulated	Stockholders'
	Common Stock Issued		Additional	During the	Equity
			Paid-in	Exploration	(Deficiency
	Shares	Amount	Capital	Stage	in Assets)

Balance, July 27, 2000	-	$-	$-	$-	$-

Common stock issued for cash
at $0.001 per share	4,200,000	4,200	-	-	4,200

Common stock issued for cash
at $0.02 per share	4,200,000	4,200	79,800	-	84,000

Net loss	-	-	-	(43,800)	(43,800)

Balance, April 30, 2001	8,400,000	8,400	79,800	(43,800)	44,400

Net loss for the year	-	-	-	(64,290)	(64,290)

Balance, April 30, 2002	8,400,000	8,400	79,800	(108,090)	(19,890)

Net loss for the year	-	-	-	(37,787)	(37,787)

Balance, April 30, 2003	8,400,000	$8,400	$79,800	$(145,877)	$(57,677)

The accompanying notes are an integral part of these financial statements

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative
	Amounts
	From
	Inception
	(July 27,
	2000) to	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2003	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(145,877)	$(37,787)	$(64,290)
Item not affecting cash:
Accrued management fees to related parties	4,420	-	4,420

Change in non-cash items:
Increase in accounts payable and accrued liabilities	23,940	13,381	1,158

Net cash used in operating activities	(117,517)	(24,406)	(58,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	88,200	-	-
Proceeds from related party advances	29,410	23,428	5,982

Net cash provided by financing activities	117,610	23,428	5,982

Increae (decrease) in cash during the period	93	(978)	(52,730)

Cash, beginning of period	-	1,071	53,801

Cash, end of period	$93	$93	$1,071

Supplemental disclosures with respect to cash flows:
Cash paid during the period for interest		$-	$-
Cash paid during the period for income taxes		$-	$-

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2003 and 2002

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on July 27, 2000, under the Laws of the State of Nevada and is in the business of acquisition and exploration of mineral properties. The Company is considered to be an exploration stage company.

2.	GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire and explore mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

	2003	2002

Deficit accumulated during the exploration stage	$(145,877)	$(108,090)
Working capital (deficiency)	(57,677)	(19,890)

3.	SIGNIFICANT ACCOUNTING POLICIES

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

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2003 and 2002

3.	SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Mineral properties

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Environmental requirements

The Company is not aware of any environmental requirements or liabilities related to mineral claims acquired. As a result, an estimate of any future environmental cost cannot be made.

Loss per share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding in the year. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

Economic dependence

The Company is dependent on one of its stockholders for working capital in order to continue operations.

Recent accounting pronouncements

In August 2001, FASB issued Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment on Disposal of Long-lived Assets” (“SFAS 144”), which supersedes Statements of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2003 and 2002

3.	SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent accounting pronouncements (cont'd...)

In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) that nullifies Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, “Accounting of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9” (“SFAS 147”). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock- Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 31, 2002.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2003 and 2002

3.	SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent accounting pronouncements (cont'd...)

In November 2002, the FASB issued Interpretation No. 45, or FIN 45,"Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that we have issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. We do not expect to be impacted by the issuance of FIN 45.

On January 17, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51." The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities, or VIE) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties.

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

The mineral property claims originally expired on November 27, 2001. During the year ended April 30, 2002, the mineral property claims were renewed for a term of one year and expire on November 27, 2002. During the year ended April 30, 2003, the Company renewed the mineral property claims for a further term of one year.

The Company has begun phase II of the exploration program with an estimated cost of CDN$25,000. To date, the Company has incurred expenses of $16,056 (CDN$25,000) towards this exploration program.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2003 and 2002

5.	DUE TO RELATED PARTIES

Amounts due to a director and to a company controlled by a director of the Company are non-interest bearing, unsecured and have no fixed terms of repayment.

6.	COMMON STOCK

On August 15, 2000, the Company issued 4,200,000 shares of common stock for total proceeds of $4,200.

On March 15, 2001, the Company issued 4,200,000 shares of common stock for total proceeds of $84,000.

7.	RELATED PARTY TRANSACTIONS

During the year ended April 30, 2003, the Company had no amounts paid or management fees accrued (2002 - $9,630) to a company controlled by the director of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

8.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2003	2002
Net loss for the year	$(37,787)	$(64,290)

Expected income tax recovery	$12,848	$21,859
Non-deductible expenses	(88)	(835)
Unrecognized current benefit of operating losses	(12,760)	(21,024)

Total income taxes	$-	$-

The significant components of the Company's future income taxes assets are as follows:

	2003	2002
Future income tax assets:
Operating loss carryforwards	$49,300	$36,720

	49,300	36,720
Valuation allowance	(49,300)	(36,720)

Net future income tax asset	$-	$-

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2003 and 2002

8.	INCOME TAXES (cont'd...)

The Company has available for deduction, against future taxable income operating losses of approximately $145,000 (2002 - $108,000). These losses, if not utilized, will expire commencing in 2021. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.

9.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and amounts due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

10.	SEGMENT INFORMATION

The Company operates in one reportable segment, being the exploration of mineral properties, in Canada.

11.	CONTINGENCIES

The Company has not filed its required annual and quarterly reports with the Securities and Exchange Commission since January 2003. As a result, the Company is delinquent with respect to their reporting obligations under the Securities and Exchange Act of 1934.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 14, 2003, Davidson & Company (“Davidson”) was dismissed as our independent accountants. On March 14, 2003 our board of directors decided to engage Dohan and Company, CPA's, P.A., to serve as our independent accountants and approved the change of independent accountants. The reports of Davidson on our consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles.

During our two most recent fiscal years, we had no disagreements with Davidson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Davidson, would have caused Davidson to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such years and interim periods. During our two most recent fiscal years, there were no "reportable events," as defined in Item 304(a)(3) of Regulation S-B. We reported the change in accountants on Form 8-K on March 17, 2003. The Form 8-K contained a letter from Davidson, addressed to the SEC, stating that it agreed with the statements concerning Davidson in such Form 8-K.

ITEM 8A.     CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 8B.      OTHER INFORMATION.

As more fully discussed in Note 11 to the audited financial statements included in this Annual Report, we have not filed our required annual and quarterly reports with the SEC since January, 2003 and as a result are delinquent with respect to our reporting obligations under the Securities and Exchange Act of 1934.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Mr. G. W. Norman Wareham, Age 52, is our president, treasurer and our sole director. Mr. Wareham has been our president, treasurer and our sole director since July 31, 2000. Mr. Wareham has been president of Wareham Management Ltd., a private consulting company owned by Mr. Wareham, since May 1996. Mr. Wareham has provided management and accounting consulting services to a number of public companies in the United States and Canada through Wareham Management Ltd. From July 1995 to January 1996, Mr. Wareham was an accountant with the certified general accounting firm of Wanzel, Sigmund & Overes. From April 1993 to February 1995, Mr. Wareham served as president and chief executive officer of Transatlantic Financial Corp., a private investment banking company. From August 1986 to March 1993, Mr. Wareham provided accounting and management consulting services through Wareham & Company.

Mr. Wareham has served as a director of the following public companies:

1.
Mr. Wareham has been a director of Widepoint Corporation (“Widepoint”) (formerly ZMAX Corporation) since September 1996. Widepoint is a public company engaged in the business of information technology consulting whose shares are traded on the OTC Bulletin Board.

2.
Mr. Wareham has been a director of International PetroReal Oil Corporation since January 2005. International PetroReal Oil Corporation is a public company engaged in the business of exploration and acquiring and the development of new oil and gas properties whose shares are traded on the TSX Venture Exchange.

3.
Mr. Wareham has been a director of Canamra Oil Corporation since April 27, 2005. Canamara is a public company engaged in the business of oil and gas exploration and development whose shares are traded on the TSX Venture exchange.

4.
Mr. Wareham was a director and the secretary and treasurer of ASP Ventures Corp. (“ASP”) from April 1999 to March 2001. ASP is a public company whose shares are traded on the OTC Bulletin Board. ASP was not engaged in any active business during the period of Mr. Wareham's involvement with ASP. ASP is currently inactive to Mr. Wareham's knowledge.

5.
Mr. Wareham was a director and the president, secretary and treasurer of Bullet Environmental Technologies, Inc. (“Bullet”) from March 1999 to March 2001. Bullet is a public company whose shares are traded on the OTC Bulletin Board.

6.
Mr. Wareham was a director of Cybernet Internet Services International, Inc. (“Cybernet Int'l”) from May 1997 to December 2001. Cybernet Int'l is a public company whose shares are traded on the OTC Bulletin Board. Cybernet Int'l operates an Internet service provider business based in Munich, Germany.

7.
Mr. Wareham was a director and the president, secretary and treasurer of Quantum Power Corporation (“Quantum”) from December 1998 to March 2001. Quantum is a public company whose shares are traded on the pink sheets market. Quantum is currently inactive to Mr. Wareham's knowledge.

8.
Mr. Wareham was a director and the secretary and treasurer of ImuMed International, Inc. (“ImuMed Int'l”) from November 1998 to March 2001. ImuMed Int'l is a public company engaged in the business of pharmaceutical drug production whose shares were previously traded on the OTC Bulletin Board. ImuMed Int'l is currently inactive to Mr. Wareham's knowledge.

9.
Mr. Wareham was a director and the secretary, treasurer and chief financial officer of San Antonios Resources Inc. (“San Antonios”) since February 1998 until August 2002. San Antonios is a public company engaged in the business of mineral exploration whose shares are traded on the OTC Bulletin Board.

10.
Mr. Wareham was a director of Solar Energy Limited (“Solar Energy”) since February 1997 until August 2002. Solar Energy is a public company engaged in the business of renewable energy whose shares are traded on the OTC Bulletin Board.

11.
Mr. Wareham was a director of Aquaplan, Inc. (“Aquaplan”) from May 1997 to July 1999. Aquaplan is a public company that was engaged in the business of developing technology for the aquaculture industry during the period of Mr. Wareham's involvement and whose shares are traded on the OTC Bulletin Board. The aquaculture industry involves the commercial raising of fish and other seafood products in contained pens. Aquaplan is currently inactive to Mr. Wareham's knowledge.

12.
Mr. Wareham was a director and the chief financial officer and secretary of Marine Shuttle Operations Inc. (“Marine Shuttle”) from during 1998 and 1999. Marine Shuttle is a public company engaged in the development of an offshore shuttle for oil rigs whose shares are traded on the OTC Bulletin Board.

13.
Mr. Wareham was a director and the secretary and treasurer of Novamed, Inc. (“Novamed”) from 1998 to March 1999. Novamed is a public company whose shares are traded on the OTC Bulletin Board. Novamed was engaged in attempting to develop an alternate form of breast implant technology during the period of Mr. Wareham's involvement.

14.
Mr. Wareham was a director of Pyrocap International, Inc. (“Pyrocap”) from 1998 to February 1999. Pyrocap is a public company engaged in the business of fire retardants whose shares are traded on the OTC Bulletin Board.

15.
Mr. Wareham was a director of Bio-Preserve International, Inc. (“Bio-Preserve Int'l”) from 1998 to February 1999. Bio-Preserve Int'l is a public company that was engaged in acquiring medical equipment technology whose shares were traded on the OTC Bulletin Board and are now traded on the pink sheets.

16.
Mr. Wareham was a director of Anthian Resource Corp. (“Anthian”) from June 1998 to June 2000. Anthian is a public company engaged in the business of mineral exploration whose shares are traded on the TSX Venture Exchange. Anthian was engaged in the mineral exploration for gold and copper during the term of Mr. Wareham's involvement. Anthian was designated an inactive issuer by the TSX Venture Exchange in October 2001.

17.
Mr. Wareham was a director of Orko Gold Corp. from February 1997 to April 2000. Orko Gold Corp. is a public company engaged in the business of mineral exploration whose shares are traded on the TSX Venture Exchange. Orko Gold was engaged in the mineral exploration of prospective gold properties in South America during the term of Mr. Wareham's involvement. Public filings made by Orko Gold indicate this company is currently in the process of changing from a mineral exploration company to an investment company.

18.
Mr. Wareham was a director and secretary of Pine Resources Inc. (“Pine”) (formerly Intercap Resource Management Ltd.) from May 1996 to October 1998. Pine was at the time a public company engaged in the business of oil and gas exploration whose shares were traded on the TSX Venture Exchange. Pine owned an interest in producing oil and gas properties in Yemen during the term of Mr. Wareham's involvement.

19.
Mr. Wareham was a director of Triune Resources Ltd. (“Triune”) from February 1997 to May 1997. Triune is a public company engaged in the business of mineral exploration whose shares are traded on the TSX Venture Exchange. Triune was engaged in planning its mineral exploration activities during the term of Mr. Wareham's involvement. Triune is currently inactive to Mr. Wareham's knowledge.

20.
Mr. Wareham was a director of Quest International Resources Corp. (“Quest Int'l”) (formerly Consolidated Ramrod Gold Corp.) from November 1995 to May 1997. Quest Int'l is a public company engaged in the business of mineral exploration whose shares are traded on the TSX Venture Exchange. Quest Int'l was engaged in the business of exploration for gold in Nevada and Idaho. Mr. Wareham is not aware of the current business of Quest Int'l.

Ian Fraser. Age 46, is our secretary. Mr. Fraser has been our secretary since May 10, 2004. Mr. Ian Fraser has operated a successful Yacht Brokerage in Vancouver, B.C. as president of Fraser Yacht Sales Ltd. for the past 8 years. Prior to establishing Fraser Yacht Sales Ltd. in 1997, Mr. Fraser gained experience in sales and marketing both nationally and internationally as a yacht broker for two top brokerage houses in Vancouver. Mr. Fraser has also served as an executive member of the Royal Vancouver Yacht Club for seven years. Mr. Fraser studied Business Administration at Simon Fraser University and Capilano College graduating with a diploma in Business Administration.

Committees of the Board Of Directors

We do not have a separately-designated standing audit committee. Our sole board member performs the functions of the audit and nominating committees. Normark's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. We presently do not have a compensation committee, an executive committee of our board of directors, stock plan committee or any other committees.

Audit Committee Financial Expert

Normark has determined that Mr. Wareham qualifies as an audit committee financial expert, as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Wareham's level of knowledge and experience based on a number of factors, including his formal education and experience as a chief executive officer for a number of public reporting companies.

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB for the year ended April 30, 2003. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of Normark's equity securities. Executive officers, directors, and beneficial owners of greater than 10% beneficial owners are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us and written representations from our executive officers and directors, since April 30, 2002 all of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except for the following:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
G.W. Norman Wareham President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director 343040 Sideroad 23, RR 2 Annan, Ontario, N0H 1B0	1	2	-
Ian Fraser Secretary 3056 West 2nd Avenue Vancouver, BC V6K 1K4	1	1	-

ITEM 10.     EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal year ended April 30 2003, 2002 and 2001.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary(1) ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded	Options/ * SARs (#)	LTIP payouts ($)	All Other Compensation ($)
G.W. Norman Wareham	President, Treasurer & Director	2003 2002 2001	0 $ 9,630 $ 8,025	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0 0

(1)
Comprised of amounts paid to Wareham Management Limited, a private company owned by Mr. Wareham. The services of Mr. Wareham were previously provided to us pursuant to a management agreement with Wareham Management Ltd., a private company controlled by Mr. Wareham. We previously paid Wareham Management Ltd. a management fee of $1000 per month. This arrangement was terminated in the fiscal year ended April 30, 2002.

Stock Option Grants

We did not grant any stock options to the executive officers during our most recent fiscal year ended April 30, 2003. We have also not granted any stock options to the executive officers since April 30, 2003. We do not have any stock options outstanding.

Management Agreement

The services of Mr. Wareham were previously provided to us pursuant to a management agreement with Wareham Management Ltd., a company controlled by Mr. Wareham. We previously paid Wareham Management Ltd. a management fee of $1,000 per month in consideration for Wareham Management Ltd. providing management and administration services for us. This management agreement was terminated during the fiscal year ended April 30, 2002 and Mr. Wareham currently provides his services to us without compensation.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 21, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)

Directors and Executive Officers

Common Stock	G.W. Norman Wareham	4,300,000	37.3%
	343040 Sideroad 23, RR 2	Direct and Indirect(2)
	Annan, Ontario, N0H 1B0

Common Stock	Ian Fraser	150,000	*
	3056 West 2nd Avenue
	Vancouver, BC V6K 1K4

Common Stock	All Directors and Executive Officers	4,450,000	37.4%
	as a Group (Two Persons)

Holders of More than 5% of Our Common Stock

Common Stock	G.W. Norman Wareham	4,300,000	37.3%
	343040 Sideroad 23, RR 2	Direct and Indirect(2)
	Annan, Ontario, N0H 1B0

Notes
*	Less than 1%.
(1)
Applicable percentage of ownership is based on 11,500,000 shares of common stock outstanding as of June 21, 2005 together with securities exercisable or convertible into shares of common stock within 60 days of June 21, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 21, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 4,200,000 shares in the name of G.W. Norman Wareham and 100,000 shares in the name of Mr. Wareham and Catherine Wareham, the spouse of Mr. Wareham, as joint owners.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT APRIL 30, 2003
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	N/A	N/A	N/A
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	-	-	-

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

Mr. G.W. Norman Wareham, our sole officer and director, has been our sole promoter since our inception. Mr. Wareham has acquired 4,200,000 shares of our common stock at a price of $0.001 per share. Mr. Wareham paid a total purchase price of $4,200 for these shares. Mr. Wareham purchased these shares on August 15, 2000. Other than the purchase of his stock Mr. Wareham has not entered into any agreement with us in which he is to receive from us or provide to us any thing of value.

Mr. Wareham and Mrs. Catherine Wareham, the spouse of Mr. Wareham, purchased 100,000 shares of our common stock at a price of $0.02 per share on March 15, 2001. Mr. Wareham and Ms. Wareham paid a total purchase price of $2,000 for these shares.

We previously entered into a management agreement with Wareham Management Ltd., a private company controlled by Mr. Wareham, dated September 15, 2000. We previously paid Wareham Management Ltd. a management fee of $1,000 per month in consideration for providing the management and administration services of Mr. Wareham. This agreement was terminated in the fiscal year ended April 30, 2002.

ITEM 13.     EXHIBITS.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation(1)
3.2	By-Laws, as amended(1)
4.1	Share Certificate(1)
10.1	Management Agreement with Wareham Management Ltd. dated September 15, 2000(1)
10.2	Mining Property Purchase Agreement with Glen MacDonald dated April 30, 2001(1)
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the SEC on our Form SB-2 registration statement originally filed on November 21, 2001, as amended through May 16, 2002.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2003 and April 30, 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2003	Year Ended April 30, 2002
Audit Related Fees	$ 7,440	$ 7,744
Tax Fees	-	-
All Other Fees	-	-
Total	$ 7,440	$ 7,744

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMARK VENTURES CORP.

By:	“G.W. Norman Wareham”

G.W. Norman Wareham
Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Director
Date: July 4, 2005