Form 10QSB
period 2003-07-31
NORMARK VENTURES CORP
filed 2006-02-16
CIK 1126380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2003

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-49859

NORMARK VENTURES CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	98 - 0233347
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

2162 Acadia Road
Vancouver, British Columbia, Canada V6T 1R5
(Address of principal executive offices)

(519) 371- 9302
Issuer's telephone number

4947 Wycliffe Road
Vancouver, British Columbia, Canada V6T 1E9
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 15, 2006, the Issuer had 11,500,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2003, are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company" and “Normark" mean Normark Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

NORMARK VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

JULY 31, 2003

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

	July 31,	April 30,
	2003	2003
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$62	$93
Deferred tax asset less valuation allowance of $51,816 (April 30, 2003 - $49,300)	-	-

Total assets	$62	$93

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$31,213	$23,940
Due to related parties (Note 5)	33,927	33,830

Total current liabilities	65,140	57,770

Contingencies (Notes 2 and 4)

Deficiency in assets
Common stock (Note 6)
Authorized
100,000,000 common shares, par value of $0.001
Issued and outstanding
8,400,000 common shares	8,400	8,400
Additional paid-in capital (Note 6)	79,800	79,800
Deficit accumulated during the exploration stage	(153,278)	145,877

Total deficiency in assets	(65,078)	57,677

Total liabilities and deficiency in assets	$62	$93

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Three-Month	Three-Month
	2000 to	Period Ended	Period Ended
	July 31,	July 31,	July 31,
	2003	2003	2002

EXPENSES
Bank charges	$911	$31	$91
Consulting fees	8,699	-	-
Management fees	17,655	-	-
Mineral property costs (Note 4)	29,171	-	670
Office and general	3,224	97	200
Professional fees	78,444	7,273	4,077
Telephone and utilities	3,849	-	-
Travel and promotion	12,584	-	260

Net loss before interest income	(154,537)	(7,401)	(5,298)

Interest income	1,259	-	1

Net loss before income taxes	(153,278)	(7,401)	(5,297)

Provision for income taxes	-	-	-

Net loss for the period	$(153,278)	$(7,401)	$(5,297)

Basic and diluted net loss per common share		$(0.01)	$(0.01)

Weighted average number of shares of common stock
outstanding – basic and diluted		8,400,000	8,400,000

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Three-Month	Three-Month
	2000 to	Period Ended	Period Ended
	July 31,	July 31,	July 31,
	2003	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(153,278)	$(7,401)	$(5,297)
Item not affecting cash:
Accrued management fees to related parties	4,420	-	-
Change in non-cash working capital item:
Increase in accounts payable and accrued liabilities	31,213	7,273	3,577

Net cash used in operating activities	(117,645)	(128)	(1,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	88,200	-	-
Increase in due to related parties	29,507	97	877

Net cash provided by financing activities	117,707	97	877

Change in cash during the period	62	(31)	(843)

Cash, beginning of period	-	93	1,071

Cash, end of period	$62	$62	$228

Supplemental disclosure with respect to cash flows:
Cash paid during the period for interest		$-	$-
Cash paid during the period for income taxes		$-	$-

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2003

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on July 27, 2000 under the Laws of the State of Nevada and is in the business of acquisition and exploration and development of mineral properties. The Company is considered to be an exploration stage company as it has not generated any revenues from operations.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2003. The results of operations for the three-month period ended July 31, 2003 are not necessarily indicative of the results to be expected for the year ending April 30, 2004.

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

July 31,
2003

Deficit accumulated during the exploration stage	$(153,278)
Working capital (deficiency)	(65,078)

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2003

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

During the year ended April 30, 2003, the Company renewed the mineral property claims for a further term of one year. Subsequent to July 31, 2003, the Company continued to renew the mineral property claims for additional terms of one year. Accordingly, the mineral property claims are set to expire on November 27, 2005.

As at July 31, 2003, the Company has completed Phase I and Phase II of its exploration program at a cost of $13,650 and $11,355, respectively. Subsequent to July 31, 2003 the Company completed Phase III (July 2004) and Phase IV (October 2005) of its exploration program at a cost of CDN$25,000 and CDN$25,000, respectively.

5.	DUE TO RELATED PARTIES

Amounts due to a director and to a company controlled by a director of the Company are non-interest bearing, unsecured and have no fixed terms of repayment. Imputed interest applied to these amounts is not significant and therefore have not been recorded.

6.	COMMON STOCK

On August 15, 2000, the Company issued 4,200,000 shares of common stock for total proceeds of $4,200.

On March 15, 2001, the Company issued 4,200,000 shares of common stock for total proceeds of $84,000.

Common shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate ratably with respect to any distribution of net assets or any dividends which may be declared.

7.	SEGMENTED INFORMATION

The Company operates in one reportable segment, being the exploration of mineral properties, in Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements”. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

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

Wheaton River Claims Purchase Agreement

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

Recording of the Wheaton River Claims

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

The Wheaton River Claims were staked in November 2000 by Mr. MacDonald to cover the main area of potential gold mineralization. Our mineral claims will expire on November 27, 2006. We intend to extend our claims on this expiration date. We are the beneficial owner of title to the Wheaton River Claims and no other person has any interest in the mineral claims, subject to our agreement to pay to Mr. MacDonald the Royalty. During their existence, the mineral claims entitle us to all minerals found on or under the property comprising the mineral claims, together with the right to enter on and use and occupy the surface of the mineral claims. The Yukon Territory owns the land covered by the mineral claims in fee simple.

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the Yukon Territory. Currently, exploration work with a minimum value of $81 per claim is required during each year. If we do not complete this minimum amount of exploration work, we may pay a fee of $81 each year per claim and meet this requirement. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. As our mineral claims are effective until November 27, 2006, we must file confirmation of the completion of exploration work in the minimum amount of $324 or make a payment in lieu of exploration work in the amount of $324 by November 27, 2006. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse on November 27, 2006, and we will lose all interest that we have in these mineral claims.

Location of the Wheaton River Claims

The Wheaton River Claims are located approximately 50 kilometers south of the city of Whitehorse in the Yukon Territories, Canada, see Figure 1 below. Access to the Wheaton River Claims is by the Alaska and Klondike highways and by gravel roads requiring a vehicle with four-wheel drive capability.

Figure 1 - Claim Map

Current State of Exploration

Our Wheaton River Claims presently do not have any proven mineral reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any open-pit or underground mines. Currently, there is no power supply to the mineral claims. The status of our planned exploration program is discussed in detail below. Our planned exploration program is exploratory in nature and there is no assurance that mineral reserves will be proven.

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

Phase III

During the 2004 summer exploration season, we completed Phase III of our recommended work program, which involved bulldozer trenching of geophysical anomalies defined in the vicinity of known mineralization and to sample bedrock exposures. We received a geological report on Phase III of the work program in February, 2005. Pursuant to Phase III of our work program, we contracted a bulldozer to repair the main access road to the claims and excavate trenches to bedrock at locations selected by our consulting engineers. Rock units exposed by the trenching were sampled where quartz veining was located. Sampling results confirmed that the geophysical anomalies are caused by structurally controlled silicified zones containing gold mineralization. The Phase III report recommended further prospecting, geological mapping and further sampling be conducted on the Wheaton River Claims prior to drill testing of vein systems.

Phase IV

We determined to proceed with further prospecting, geological mapping and sampling pursuant to Phase IV of the exploration program based on the results of Phase III of our work program. We completed Phase IV of our exploration program in October, 2005 at a cost of CDN$25,000. We are presently awaiting a report on the results of Phase IV of our exploration work program from our consulting geologist.

PLAN OF OPERATION

Our business plan is to proceed with the exploration of the Wheaton River Claims to determine whether there are commercially exploitable reserves of gold and silver. We have completed Phase I, II, III and IV of the exploration program recommended by the geological report prepared by our consulting geologist. We received a preliminary report of our consulting geologist on the results of Phase III of our exploration program and determined to proceed with Phase IV of the recommended geological exploration program. Phase IV of the recommended geological exploration program was completed in October, 2005 at a cost of CDN$25,000. We are presently awaiting a report on the results of Phase IV of our exploration work program from our consulting geologist.

We anticipate that we will incur over the next twelve months $25,000 for operating expenses, including professional legal and accounting expenses associated with our reporting obligations under the Exchange Act. Based on our cash position of approximately $1,100 as of December 31, 2005, we will require additional financing to enable us to pay for our operating expenses over the next twelve months. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We do not have any arrangements in place for any future equity financing.

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

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At July 31, 2003	At April 30, 2003	Increase / (Decrease)
Current Assets	$62	$93	(33.3)%
Current Liabilities	$65,140	$57,770	12.8%
Working Capital (Deficit)	$(65,078)	$(57,677)	12.8%

Cash Flows
	Three Months Ended	Three Months Ended
	July 31, 2003	July 31, 2002
Cash Flows from (used in) Operating Activities	$(128)	$(1,720)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	$97	$877
Net Increase (decrease) in Cash During Period	$(31)	$(843)

The decline in our cash reserves and working capital is reflective of the current state of our business development. We completed initial equity financings to provide us with the funds necessary to proceed with the preliminary stages of our mineral exploration programs. See "Recent Sales of Unregistered Securities". These equity financings consisted of sales of our common stock. We have funded our business to date from sales of our common stock and loans from Mr. G.W. Norman Wareham, our president, treasurer and sole director.

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

RISKS AND UNCERTAINTIES

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and the other information in this Quarterly Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

If We Do Not Obtain Additional Financing, Our Business Will Fail.

Our current operating funds are less than necessary to complete the exploration of the mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. We had cash in the amount of $1,100 as of December 31, 2005. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims and the development of these mineral claims if our exploration indicates that our mineral claims possess commercially exploitable mineral reserves. We have obtained a geological report on our mineral claims that recommends a four-phase exploration program. We have completed four phases of our exploration program. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for gold and silver, investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If We Complete A Financing Through The Sale Of Additional Shares Of Our Common Stock, Then Shareholders Will Experience Dilution.

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

If We Do Not Conduct Mineral Exploration On Our Mineral Claims Or Pay Fees In Lieu Of Mineral Exploration, Then Our Mineral Claims Will Lapse.

We must complete mineral exploration work on our Wheaton River Claims and make filings with the mining recording office of the Yukon Territory regarding the work completed or pay filing fees in lieu of completing work on our claims. The expiry date of our mineral claims is currently November 27, 2006. We intend to make the required filings with the applicable mining recording office of the Yukon Territory. If we do not conduct any mineral exploration on our claims or make the required payments in lieu of completing mineral exploration, then our claims will lapse and we will lose all interest that we have in these mineral claims.

Because We Have Not Commenced Business Operations, We Face A High Risk Of Business Failure.

We have not begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on July 27, 2000 and to date have been involved primarily in organizational activities, the acquisition of the Wheaton River Claims and obtaining a geological report on the Wheaton River Claims. We have not earned any revenues to date. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Known material potential problems include unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.

Because We Anticipate Our Operating Expenses Will Increase Prior To Our Achieving Revenues, We Expect Significant Losses Prior To Any Profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of the Wheaton River Claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful. We may not generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because Of The Speculative Nature Of Exploration Of Mining Properties, There Is Substantial Risk That No Commercially Exploitable Minerals Will Be Found And Our Business Will Fail.

The search for valuable minerals as a business is extremely risky. Our Wheaton River Claims may not contain commercially exploitable reserves of gold and silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the Wheaton River Claims may not result in the discovery of commercial quantities of ore. Material risks are unusual or unexpected formations and other conditions involved in mineral exploration that often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

Even If We Discover Commercial Reserves Of Precious Metals On Our Mineral Claims, We May Not Be Able to Successfully Obtain Commercial Production.

Our Wheaton River Claims do not contain any known mineral reserves. If our exploration programs are successful in establishing reserves of commercial tonnage and grade, we will require additional funds in order to place the mineral claims into commercial production. We may not be able to obtain these additional funds needed to begin commercial production.

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

Our executive officers do not have formal training specific to the technicalities of mineral exploration. While Mr. Wareham, our president, treasurer and sole director, has experience as a director of several mineral exploration companies, he does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk of business failure.

Because Our President Has Other Business Interests, He May Not Be Able Or Willing To Devote A Sufficient Amount Of Time To Our Business Operations, Causing Our Business To Fail.

Mr. Wareham, our president, treasurer and sole director, presently spends approximately 25% of his business time on business management services for Normark. While Mr. Wareham presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Wareham from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Wareham may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

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

If the results of our geological exploration program indicate commercially exploitable reserves and we determine to pursue commercial production of our mineral claims, we may be subject to an environmental review process under Canadian environmental assessment legislation. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended July 31, 2003. Since July 31, 2003, we have completed the following unregistered sales of our common stock:

1.

We completed an offering of 1,400,000 shares of our common stock at a price of CDN$0.065 per share to a total of three purchasers known to our directors and officers on April 21, 2005. The total amount we received from this offering was CDN$91,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

2.

We completed an offering of 1,700,000 shares of our common stock at a price of $0.05 per share to a total of four purchasers known to our directors and officers on June 15, 2004. The total amount we received from this offering was $85,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	By-Laws, as amended.(1)

4.1	Share Certificate.(1)

10.1	Management Agreement with Wareham Management Ltd. dated September 15, 2000.(1)

10.2	Mining Property Purchase Agreement with Glen MacDonald dated April 30, 2001.(1)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Previously filed as an exhibit to our Form SB-2 registration statement originally filed with the SEC on November 21, 2001, as amended through May 16, 2002.

(2)	Previously filed as an exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2003 filed with the SEC on July 8, 2005.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended July 31, 2003. We have not filed any Current Reports on Form 8-K since July 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMARK VENTURES CORP.

Date:	February 15, 2006	By:	/s/ G. W. Norman Wareham
G.W. NORMAN WAREHAM
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Accounting Officer)