Form 10QSB
period 2003-10-31
NORMARK VENTURES CORP
filed 2007-07-23
CIK 1126380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-49859

NORMARK VENTURES CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	98 - 0233347
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

2162 Acadia Road
Vancouver, British Columbia, Canada V6T 1R5
(Address of principal executive offices)

(519) 371- 9302
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 11, 2007, the registrant had 11,500,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with Normark’s audited financial statements and notes for the year ended April 30, 2003, included in the Company’s Annual Report on Form 10-KSB, filed on July 8, 2005, with the Securities and Exchange Commission. Operating results for the six months ended October 31, 2003, are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

As used in this Quarterly Report, the terms "we”, "us”, "our”, the “Company” and “Normark” mean Normark Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

NORMARK VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

OCTOBER 31, 2003

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)

	October 31,	April 30,
	2003	2003
		(Audited)
	(Unaudited)

ASSETS

Current
Cash	$43	$93
Deferred tax asset less valuation allowance of $54,723 and $49,300	-	-

Total assets	$43	$93

LIABILITIES AND DEFICIENCY

Current
Accounts payable and accrued liabilities	$34,793	$23,940
Due to related parties	38,877	33,830

Total current liabilities	73,670	57,770

Commitments and contingencies (Notes 3 and 4)	-	-

Deficiency
Common stock
Authorized
100,000,000 common shares, par value of $0.001
Issued
8,400,000 common shares	8,400	8,400
Additional paid-in capital	79,800	79,800
Deficit accumulated during the exploration stage	(161,827)	(145,877)

Total deficiency	(73,627)	(57,677)

Total liabilities and deficiency	$43	$93

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Three-Month	Three-Month	Six-Month	Six-Month
	2000 to	Period Ended	Period Ended	Period Ended	Period Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2003	2003	2002	2003	2002

EXPENSES
Bank charges	$955	$44	$77	$75	$168
Consulting fees	8,699	-	-	-	-
Management fees	17,655	-	-	-	-
Mineral property costs	33,721	4,550	7,275	4,550	7,945
Office and general	3,474	250	46	347	246
Professional fees	82,149	3,705	5,400	10,978	9,477
Telephone and utilities	3,849	-	925	-	925
Travel and promotion	12,584	-	-	-	260

Loss before interest income	(163,086)	(8,549)	(13,723)	(15,950)	(19,021)

Interest income	1,259	-	1	-	2

Net loss before income taxes	(161,827)	(8,549)	(13,722)	(15,950)	(19,019)

Provision for income taxes	-	-	-	-	-

Net loss	$(161,827)	$(8,549)	$(13,722)	$(15,950)	$(19,019)

Basic and diluted net loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares
of common stock outstanding		8,400,000	8,400,000	8,400,000	8,400,000

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Six-Month	Six-Month
	2000 to	Period Ended	Period Ended
	October 31,	October 31,	October 31,
	2003	2003	2002

CASH FLOWS FROM EXPLORATION STAGE ACTIVITIES
Net loss	$(161,827)	$(15,950)	$(19,019)
Adjustments to reconcile net loss to net cash used in exploration stage activities:
Accrued management fees to related party	4,420	-	-
Increase in accounts payable and accrued liabilities	34,793	10,853	4,777

Net cash used in exploration stage activities	(122,614)	(5,097)	(14,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	88,200	-	-
Increase in due to related parties	34,457	5,047	13,323

Net cash provided by financing activities	122,657	5,047	13,323

Change in cash during the period	43	(50)	(919)

Cash, beginning of period	-	93	1,071

Cash, end of period	$43	$43	$152

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
OCTOBER 31, 2003

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on July 27, 2000, under the Laws of the State of Nevada and is in the business of acquisition, exploration and development of mineral properties. The Company is considered to be an exploration stage company as it has not generated significant revenues from operations.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2003. The results of operations for the six-month period ended October 31, 2003, are not necessarily indicative of the results to be expected for the year ending April 30, 2004.

3.	GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire and explore mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the exploration and development and upon future profitable production. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing through future share issuances as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

October 31,
2003

Deficit accumulated during the exploration stage	$(161,827)
Working capital (deficiency)	(73,627)

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
OCTOBER 31, 2003

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

During the year ended April 30, 2003, the Company renewed the mineral property claims for a further term of one year. Subsequent to October 31, 2003, the Company continued to renew the mineral property claims for additional terms of one year. Accordingly, the mineral property claims are set to expire on November 27, 2006.

At July 31, 2003, the Company has completed Phase I and Phase II of its exploration program at costs of $13,650 and $11,355, respectively. Subsequent to October 31, 2003, the Company completed Phase III (July 2004) and Phase IV (October 2005) of its exploration program at costs of CDN$25,000 and CDN$25,000, respectively.

5.	DUE TO RELATED PARTIES

Due to related parties consists of amounts due to a director and to a company controlled by a director of the Company, in the amount of $38,877 (2004 - $33,830), that are non-interest bearing, unsecured and have no fixed terms of repayment.

6.	COMMON STOCK

On August 15, 2000, the Company issued 4,200,000 shares of common stock for total proceeds of $4,200.

On March 15, 2001, the Company issued 4,200,000 shares of common stock for total proceeds of $84,000.

Common shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are generally entitled to participate ratably with respect to any distribution of net assets or any dividends which may be declared.

7.	SEGMENTED INFORMATION

The Company operates in one reportable segment, being the exploration of mineral properties, in Canada.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements”. These statements, identified by words such as “plan”, "anticipate”, "believe”, "estimate”, "should”, "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States dollars throughout this Quarterly Report, Canadian dollars have been converted into United States currency at the rate of US$1.00 being approximately equal to CDN$1.12, which is the approximate average exchange rate during the preceding months.

GENERAL

We were incorporated on July 27, 2000, under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own four mineral claims that we refer to as the “Wheaton River” mineral claims, as described below (the “Wheaton River Claims”). We presently plan to complete our preliminary exploration work to search for mineral reserves on these claims. Our current cash reserves are only sufficient to enable us to operate on a short-term basis. We continue to require additional financing if we are to continue as a going concern and to finance our business operations.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our Wheaton River Claims. We are in the process of completing the initial preliminary exploration work. However, we will require additional funds in order to complete the full exploration of the Wheaton River Claims. We can provide no assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility of commercial production of mineral reserves from the claims.

Wheaton River Claims Purchase Agreement

Mining District of the Yukon Territory, Canada pursuant to our purchase agreement with Mr. Glen MacDonald dated April 30, 2001. The purchase price of the Wheaton River Claims consisted of: (i) a cash payment of $8,800 (CDN$10,000); and (ii) a 2% net smelter returns royalty (the “Royalty”) payable to Mr. MacDonald in the event that we enter into commercial mineral production on the Wheaton River Claims. The Royalty consists of 2% of the net smelter returns on the gross proceeds that we earn from the sale of any bullion, concentrates or ore from the mining of the mineral claims, less eligible costs of transportation and smelting and refining charges. If, after commencement of commercial production from the mineral claims, the royalty payable to Mr. MacDonald in any calendar year is less than $17,600 (CDN$20,000), then we will be obligated to pay to Mr. MacDonald the difference between $17,600 (CDN$20,000) and the actual amount of Royalty paid to Mr. MacDonald for the year. The Royalty will terminate once we pay to Mr. MacDonald an aggregate total of $880,000 (CDN$1,000,000) in Royalty payments.

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

The Wheaton River Claims were staked in November 2000 by Mr. MacDonald to cover the area of potential gold mineralization. Our mineral claims will expire on November 27, 2007. We intend to extend our claims on this expiration date. We are the beneficial owner of title to the Wheaton River Claims subject to our agreement to pay the Royalty.

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the Yukon Territory. Currently, exploration work with a minimum value of $88 (CDN$100) per claim is required during each year. If we do not complete this minimum amount of exploration work, we may pay a fee of $88 (CDN$100) per claim each year and meet this requirement. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. As our mineral claims are effective until November 27, 2007, we must file confirmation of the completion of exploration work in the minimum amount of $352 (CDN$400) or make a payment in lieu or exploration work in the amount of $352 (CDN$400) by November 27, 2007. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse on November 27, 2007, and we will lose all interest that we have in these mineral claims.

Location of the Wheaton River Claims

The Wheaton River Claims are located approximately 50 kilometers (31 miles) south of the city of Whitehorse in the Yukon Territory, Canada, see Figure 1 below. Access to the Wheaton River Claims is by the Alaska and Klondike highways and by gravel roads requiring a vehicle with four-wheel drive capability.

Figure 1 - Claim Map

PLAN OF OPERATION

Our plan of operation is to proceed with the exploration of the Wheaton River Claims to determine whether there are commercially exploitable reserves of gold and silver. Our Wheaton River Claims presently do not have any proven mineral reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any open-pit or underground mines. The status of our planned exploration program is discussed in detail below.

Phase I

We accepted the recommendations of our initial geological report of W.G. Timmins, P.Eng. in 2001 and proceeded with the first phase of the recommended geological exploration program in fiscal 2002. The work involved in completing this initial phase of exploration included a detailed geological survey and a visit to the site of the mineral claims by two geotechnicians in the fall of 2002. A review of the available geological and geophysical data was conducted by Laurence Stephenson, P. Eng with Mr. Timmins, our consulting engineer. The geologists concluded that the data had revealed zones of interest, similar to properties in the region that were being explored and developed, and recommended proceeding with the planning of a drilling program.

The total cost for Phase I of our exploration program was $13,650. Following the completion of Phase I, our geologist recommended that we complete a second phase consisting of geological prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest.

Phase II

Phase II was completed in April, 2003, at a cost of $11,355. Prospecting and geological mapping during Phase II was significant in finding new areas and possible extensions of known mineralization. Samples were taken during the field operations from the intrusive granodiorite south and west of the main showings. The samples were taken from zones that were related to untested geophysical anomalies. Due to the nature of the field program, extensive investigation was not able to be conducted at that time but the sampling was as representative of the potential of these anomalies as possible. Mr. Timmins reviewed the results of the Phase II exploration program and prepared an updated geological report based on the results thereof in December, 2003. Based on his review of the Phase II results, Mr. Timmins recommended continued exploration of our mineral claims. Mr. Timmins proposed a budget for Phase III of the exploration program consisting of $17,543 for bulldozer trenching and $4,386 for engineering and sampling, with drilling costs contingent upon the results of trenching and sampling.

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

Phase IV

We determined to proceed with further prospecting, geological mapping and sampling pursuant to Phase IV of the exploration program based on the results of Phase III of our work program. We completed Phase IV of our exploration program in October, 2005, at a cost of $21,929. Samples were taken from quartz veins on the Wheaton River Claims. Sampling results indicated that gold and silver are present in the quartz veins and that platinum group elements are not present in the quartz veins. Mr. Timmins reviewed the results of the Phase IV exploration program and prepared an updated geological report based on the results thereof in May, 2006. Based on a review of the Phase IV results, Mr. Timmins recommended continued exploration of the claims with a proposed budget of $4,386 for further preparatory exploration surveying.

Phase V

In the summer season of 2006, we completed the Phase V recommendations by Mr. Timmins. We completed Phase V of our exploration program in summer 2006, at a cost of approximately $5,000. Sampling was done on the bedrock exposures of the basic to ultra-basic rocks with significant sulphide content to determine if platinum group elements could be present on the Wheaton River Claims. The sampling results concluded that significant platinum group element content is unlikely to occur at the Wheaton River Claim. Mr. Glen MacDonald, P. Geo, prepared a summary report on the 2006 exploration program in February 2007. Mr. MacDonald previously sold the Wheaton River Claims to Normark in April, 2001, see “Wheaton River Claims”, above. Pursuant to his report, Mr. MacDonald recommended a further exploration program consisting of prospecting, geological mapping and sampling be conducted on the Wheaton River Claims before the vein systems are drill tested with a budget of $21,929.

Phase VI

We have determined to proceed with the Phase V exploration program recommended by Mr. MacDonald. We have completed Phases I, II, III, IV and V of our exploration program on the Wheaton River Claims at a total cost of $73,863. Based on the results of our exploration program, we determined to proceed with Phase VI subject to obtaining additional financing. We intend to commence the Phase VI program during the summer exploration season of 2007.

Cash Requirements for Next Twelve Months

We anticipate that we will incur over the next twelve months $30,000 for operating expenses, including professional legal and accounting expenses associated with our reporting obligations under the Exchange Act and the estimated costs of Phase VI of our anticipated work program. Based on our cash position of approximately $500 as of April 30, 2007, we will require additional financing to enable us to pay for our operating expenses over the next twelve months. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We do not have any arrangements in place for any future equity financing.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of interests in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration.

RESULTS OF OPERATIONS

Second Quarter and Six-Month Summary

	Second Quarter Ended October 31			Six Months Ended October 31
			Percentage			Percentage
	2003	2002	Increase /	2003	2002	Increase /
			(Decrease)			(Decrease)
Revenue	$-	$-	N/A	$-	$-	N/A

Expenses	(8,549)	(13,723)	37.7%	(15,950)	(19,021)	16.1%

Net Loss	$(8,549)	$(13,722)	37.7%	$(15,950)	$(19,019)	16.1%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable mineral deposits on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our mineral claims.

Operating Expenses

We incurred administrative expenses in the amount of $163,086 for the period from July 27, 2000 (inception) to October 31, 2003. Administrative expenses for the six-month period ended October 31, 2003, included the following expenses:

	Second Quarter Ended October 31			Six Months Ended October 31
			Percentage			Percentage
	2003	2002	Increase /	2003	2002	Increase /
			(Decrease)			(Decrease)
Bank Charges	$44	$77	(42.9)%	$75	$168	(55.4)%
Consulting Fees	-	-	n/a	-	-	n/a
Management Fees	-	-	n/a	-	-	n/a
Mineral Property Costs	4,550	7,275	(37.5)%	4,550	7,945	(42.7)%
Office and General	250	46	443.5%	347	246	41.1%
Professional Fees	3,705	5,400	(31.4)%	10,978	9,477	15.8%
Telephone and Utilities	-	925	(100)%	-	925	(100)%
Travel and Promotion	-	-	n/a	-	260	(100)%
Total Expenses	$8,549	$13,723	(37.7)%	$15,950	$19,021	(16.1)%

We anticipate that our operating expenses will increase significantly as we proceed with further exploration of our Wheat River Claims.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At October 31, 2003	At April 30, 2003	Increase / (Decrease)
Current Assets	$43	$93	(53.8)%
Current Liabilities	$73,670	$57,770	27.5%
Working Capital (Deficit)	$(73,627)	$(57,677)	27.7%

Cash Flows
	Six Months Ended	Six Months Ended
	October 31, 2003	October 31, 2002
Cash Flows used in Exploration Stage Activities	$(5,097)	$(14,242)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from Financing Activities	$5,047	$13,323
Net Decrease in Cash During Period	$(50)	$(919)

The decline in our cash reserves and working capital is reflective of the current state of our business development. We completed the following equity financings to provide us with the funds necessary to proceed with the preliminary stages of our mineral exploration programs:

1.

On April 21, 2005, we completed an offering of 1,400,000 shares of our common stock at a price of $0.05 per share to a total of three purchasers pursuant to Regulation S of the Securities Act. The total amount we received from this offering was $79,824.

2.

On June 15, 2004 we completed an offering of 1,700,000 shares of our common stock at a price of $0.05 per share to a total of four purchasers pursuant to Regulation S of the Securities Act. The total amount we received from this offering was $85,000.

These equity financings consisted of sales of our common stock. Since our inception we have funded our business from sales of our common stock and loans from Mr. G.W. Norman Wareham, our president, treasurer and sole director.

Future Financing Requirements

We require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We are presently in the process of negotiating private placements of securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our exploration expenditures and may implement additional actions to reduce general and administrative expenditures. We anticipate that our working capital will continue to decline as we complete further work on our exploration programs. As disclosed above under the heading “Plan of Operation”, we will require further financing to meet our operating expenses for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

RISKS AND UNCERTAINTIES

If We Do Not Obtain Additional Financing, Our Business Will Fail.

Our current operating funds are inadequate to complete the exploration of the Wheaton River Claims. Our business plan calls for significant expenses in connection with the exploration of our mineral claims and the development of these mineral claims if our exploration indicates that our mineral claims possess commercially exploitable mineral reserves. As a result, we require additional financing to complete our exploration program. Also, we will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for gold and silver, investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

If We Do Not Conduct Mineral Exploration On Our Mineral Claims Or Pay Fees In Lieu Of Mineral Exploration, Then Our Mineral Claims Will Lapse.

We must complete mineral exploration work on our Wheaton River Claims and make filings with the mining recording office of the Yukon Territory regarding the work completed or pay filing fees in lieu of completing work on our claims. The expiry date of our mineral claims is currently November 27, 2007. We intend to make the required filings with the applicable mining recording office of the Yukon Territory. If we do not conduct any mineral exploration on our claims or make the required payments in lieu of completing mineral exploration, then our claims will lapse and we will lose all interest that we have in these mineral claims.

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

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If no funding is available, we may be forced to abandon our operations.

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

If A Market For Our Common Stock Does Not Develop, Our Investors Will Be Unable To Sell Their Shares.

There is currently no market for our common stock and a market may never develop. We plan to apply for trading of our common stock on the over-the-counter bulletin board (the “OTC Bulletin Board”) over the next twelve months. However, our common stock may never be traded on the OTC Bulletin Board or, if traded, a public market may not materialize. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

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

Because Our Stock Is Penny Stock, Shareholders Will Be Limited In Their Ability To Sell Their Stock.

Our common stock is considered to be a “penny stock” since it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934 (the “Exchange Act”). Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

ITEM 3.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended October 31, 2003. Since October 31, 2003, we have completed the following unregistered sales of our common stock:

1.

We completed an offering of 1,400,000 shares of our common stock at a price of $0.05 (CDN$0.065) per share to a total of three purchasers known to our directors and officers on April 21, 2005. The total amount we received from this offering was $79,824. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were not a “US person” as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S.

2.

We completed an offering of 1,700,000 shares of our common stock at a price of $0.05 per share to a total of four purchasers known to our directors and officers on June 15, 2004. The total amount we received from this offering was $85,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were not a “US person” as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	By-Laws, as amended.(1)

4.1	Share Certificate.(1)

10.1	Management Agreement with Wareham Management Ltd. dated September 15, 2000.(1)

10.2	Mining Property Purchase Agreement with Glen MacDonald dated April 30, 2001.(1)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Previously filed as an exhibit to our Form SB-2 registration statement originally filed with the SEC on November 21, 2001, as amended through May 16, 2002.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2003, filed with the SEC on July 8, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMARK VENTURES CORP.

Date:	June 28, 2007	By:	/s/ G.W. Norman Wareham
G.W. NORMAN WAREHAM
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Accounting Officer)