Form 10QSB
period 2004-01-31
NORMARK VENTURES CORP
filed 2007-07-23
CIK 1126380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with Normark’s audited financial statements and notes for the year ended April 30, 2003, included in the Company’s Annual Report on Form 10-KSB, filed on July 8, 2005, with the Securities and Exchange Commission. Operating results for the nine months ended January 31, 2004, are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

As used in this Quarterly Report, the terms "we”, "us”, "our”, the “Company” and “Normark” mean Normark Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

NORMARK VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

JANUARY 31, 2004

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)

	January 31,	April 30,
	2004	2003
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$28	$93
Deferred tax asset less valuation allowance of $56,083 and $49,300	-	-

Total assets	$28	$93

LIABILITIES AND DEFICIENCY

Current
Accounts payable and accrued liabilities	$38,638	$23,940
Due to related parties	39,017	33,830

Total current liabilities	77,655	57,770

Commitments and contingencies (Notes 3 and 4)	-	-

Deficiency
Common stock (Note 6)
Authorized
100,000,000 common shares, par value of $0.001
Issued
8,400,000 common shares	8,400	8,400
Additional paid-in capital	79,800	79,800
Deficit accumulated during the exploration stage	(165,827)	(145,877)

Total deficiency	(77,627)	(57,677)

Total liabilities and deficiency	$28	$93

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Three-Month	Three-Month	Nine-Month	Nine-Month
	2000 to	Period Ended	Period Ended	Period Ended	Period Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2004	2004	2003	2004	2003

EXPENSES
Bank charges	$969	$14	$74	$89	$242
Consulting fees	8,699	-	-	-	-
Management fees	17,655	-	-	-	-
Mineral property costs	33,721		8,403	4,550	16,348
Office and general	3,583	109	120	456	366
Professional fees	86,026	3,877	5,329	14,855	14,806
Telephone and utilities	3,849	-	-	-	925
Travel and promotion	12,584	-	-	-	260

Loss before interest income	(167,086)	(4,000)	(13,926)	(19,950)	(32,947)

Interest income	1,259	-	-	-	2

Net loss before income taxes	(165,827)	(4,000)	(13,926)	(19,950)	(32,945)

Provision for income taxes	-	-	-	-	-

Net loss	$(165,827)	$(4,000)	$(13,926)	$(19,950)	$(32,945)

Basic and diluted net loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares
of common stock outstanding		8,400,000	8,400,000	8,400,000	8,400,000

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Nine Month	Nine Month
	2000 to	Period Ended	Period Ended
	January 31,	January 31,	January 31,
	2004	2004	2003

CASH FLOWS FROM EXPLORATION STAGE ACTIVITIES
Net loss	$(165,827)	$(19,950)	$(32,945)
Adjustments to reconcile net loss to net cash used in exploration stage activities:
Accrued management fees to related party	4,420	-	-
Increase (decrease) in accounts payable and accrued liabilities	38,638	14,698	18,217

Net cash used in exploration stage activities	(122,769)	(5,252)	(14,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	88,200	-	-
Increase in due to related parties	34,597	5,187	13,735

Net cash provided by financing activities	122,797	5,187	13,735

Change in cash during the period	28	(65)	(993)

Cash, beginning of period	-	93	1,071

Cash, end of period	$28	$28	$78

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JANUARY 31, 2004

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on July 27, 2000 under the Laws of the State of Nevada and is in the business of acquisition and exploration and development of mineral properties. The Company is considered to be an exploration stage company as it has not generated significant revenues from operations.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2003. The results of operations for the nine-month period ended January 31, 2004, are not necessarily indicative of the results to be expected for the year ending April 30, 2004.

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

January 31,
2004

Deficit accumulated during the exploration stage	$(165,827)
Working capital (deficiency)	(77,627)

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JANUARY 31, 2004

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

During the year ended April 30, 2003, the Company renewed the mineral property claims for a further term of one year. Subsequent to January 31, 2004, the Company continued to renew the mineral property claims for additional terms of one year. Accordingly, the mineral property claims are set to expire on November 27, 2007.

At July 31, 2003, the Company has completed Phase I and Phase II of its exploration program at costs of $13,650 and $11,355, respectively. Subsequent to January 31, 2004, the Company completed Phase III (July 2004) and Phase IV (October 2005) of its exploration program at costs of CDN$25,000 and CDN$25,000, respectively.

5.	DUE TO RELATED PARTIES

Due to related parties consists of amounts due to a director and to a company controlled by a director of the Company, in the amount of $39,017 (2004 - $33,830), that are non-interest bearing, unsecured and have no fixed terms of repayment.

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

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JANUARY 31, 2004

8.	SUBSEQUENT EVENTS

In June 2004, the Company completed an offering of 1,700,000 shares of common stock at a price of $0.05 per share for proceeds of $85,000.

In April 2005, the Company also completed an offering of 1,400,000 shares of common stock at a price of CDN$0.065 per share for proceeds of CDN$91,000.

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

Phase V

In the summer season of 2006, we completed the Phase V recommendations by Mr. Timmins. We completed Phase V of our exploration program in summer 2006, at a cost of approximately $5,000. Sampling was done on the bedrock exposures of the basic to ultra-basic rocks with significant sulphide content to determine if platinum group elements could be present on the Wheaton River Claims. The sampling results concluded that significant platinum group element content is unlikely to occur at the Wheaton River Claim. Mr. Glen MacDonald, P. Geo, prepared a summary report on the 2006 exploration program in February 2007. Mr. MacDonald previously sold the Wheaton River Claims to Normark in April, 2001. Pursuant to his report, Mr. MacDonald recommended a further exploration program consisting of prospecting, geological mapping and sampling be conducted on the Wheaton River Claims before the vein systems are drill tested with a budget of $21,929.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Month Summary

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(4,000)	(13,926)	71.3%	(19,950)	(32,947)	39.4%

Net Loss	$(4,000)	$(13,926)	71.3%	$(19,950)	$(32,945)	39.4%

Revenue

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

Operating Expenses

We incurred administrative expenses in the amount of $167,086 for the period from July 27, 2000 (inception) to January 31, 2004. Administrative expenses for the nine-month period ended January 31,

2004 included the following expenses:

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Bank Charges	$14	$74	(81.1)%	$89	$242	(63.2)%
Consulting Fees	-	-	n/a	-	-	n/a
Management Fees	-	-	n/a	-	-	n/a
Mineral Property Costs	-	8,403	(100)%	4,550	16,348	(72.2)%
Office and General	109	120	(9.2)%	456	366	24.6%
Professional Fees	3,877	5,329	(27.2)%	14,855	14,806	0.3%
Telephone and Utilities	-	-	n/a	-	925	(100)%
Travel and Promotion	-	-	n/a	-	260	(100)%
Total Expenses	$4,000	$13,926	(71.3)%	$19,950	$32,947	(39.4)%

We anticipate that our operating expenses will increase significantly as we proceed with further exploration of our Wheat River Claims.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At January 31, 2004	At April 30, 2003	Increase / (Decrease)
Current Assets	$28	$93	(69.9)%
Current Liabilities	$77,655	$57,770	34.4%
Working Capital (Deficit)	$(77,627)	$(57,677)	34.6%

Cash Flows
	Nine Months Ended	Nine Months Ended
	January 31, 2004	January 31, 2003
Cash Flows used in Exploration Stage Activities	$(5,252)	$(14,728)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from Financing Activities	$5,187	$13,735
Net Decrease in Cash During Period	$(65)	$(993)

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

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended January 31, 2004. Since January 31, 2004, we have completed the following unregistered sales of our common stock:

1.

We completed an offering of 1,400,000 restricted shares of our common stock at a price of $0.05 per share to a total of three purchasers on April 21, 2005. The total amount we received from this offering was $70,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers. Proceeds of the offering were used for exploration of the Wheaton River Claim and working capital purposes to fund our current operations.

2.

We completed an offering of 1,700,000 restricted shares of our common stock at a price of $0.05 per share to a total of four purchasers on June 15, 2004. The total amount we received from this offering was $85,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers. Proceeds of the offering were used for exploration of the Wheaton River Claim and working capital purposes to fund our current operations.

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