Form 10KSB
period 2004-04-30
NORMARK VENTURES CORP
filed 2007-07-23
CIK 1126380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended April 30, 2004

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-49859

NORMARK VENTURES CORP.
(Name of small business issuer in its charter)

NEVADA	98 - 0233347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2162 Acadia Road
Vancouver, British Columbia, Canada	V6T 1R5
(Address of principal executive offices)	(Zip Code)

(519) 371-9302
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X ] No [ ]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $197,500 as at April 30, 2004, based on a price of $0.05 per share, the price at which the issuer last sold shares of its common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 11,500,000 Shares of Common Stock as of June 11, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

NORMARK VENTURES CORP.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2004

INDEX

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", and “Normark” mean Normark Ventures Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States Dollars throughout this prospectus, Canadian Dollars have been converted into United States currency at the rate of US$1.00 being approximately equal to CDN$1.12 which is the approximate average exchange rate during recent months.

Glossary of Technical Terms

The following defined technical terms are used in our Annual Report:

fault

A break in the Earth’s crust caused by tectonic forces which have moved the rock on one side with respect to the other; faults may extend many kilometres, or be only a few centimetres in length; similarly, the movement or displacement along the fault may vary widely.

fracture

A break in the rock, the opening of which affords the opportunity for entry of mineral- bearing solutions. A “cross fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth’s core.
intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.
mineralization	The concentration of metals and their chemical compounds within a body of rock.
ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.
quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.
reserve

For the purposes of this annual report: that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

(1) Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well- established.

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

structural	Pertaining to geologic structure.
vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

ITEM 1.	DESCRIPTION OF BUSINESS.

GENERAL

We were incorporated on July 27, 2000, under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own four mineral claims that we refer to as the “Wheaton River” mineral claims, located in the Whitehorse Mining District of the Yukon Territory, Canada. We presently plan to complete our preliminary exploration work to search for mineral reserves on these claims. Our current cash reserves are only sufficient to enable us to operate on a short-term basis. We continue to require additional financing if we are to continue as a going concern and to finance our business operations.

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

WHEATON RIVER CLAIMS

We purchased four mineral claims located in the Whitehorse Mining District of the Yukon Territory, Canada pursuant to our purchase agreement with Mr. Glen MacDonald dated April 30, 2001. The purchase price of the Wheaton River Claims consisted of: (i) a cash payment of $6,416 (CDN$10,000); and (ii) a 2% net smelter returns royalty (the “Royalty”) payable to Mr. MacDonald in the event that we enter into commercial mineral production on the Wheaton River Claims. See “Description of Property – Wheaton River Claims” below.

Competitive Conditions

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral resource properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Government Conditions

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

Employees

We have no employees other than our sole director as of the date of this Annual Report on Form 10-KSB. We conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks

We do not own any patents or trademarks.

Subsidiaries

We do not have any subsidiaries.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not own any real property or any rights to acquire any real property. Our principal business offices are located at 2162 Acadia Road, Vancouver, British Columbia, Canada, in the business offices of Mr. Wareham, our sole executive officer and a director. We currently do not pay rent to Mr. Wareham for our use of these premises.

Acquisition of Wheaton River Claims

We purchased four mineral claims which we refer to as the “Wheaton River Claims” located in the Whitehorse Mining District of the Yukon Territory, Canada pursuant to our purchase agreement with Mr. Glen MacDonald dated April 30, 2001. The purchase price of the Wheaton River Claims consisted of: (i) a cash payment of $8,800 (CDN$10,000); and (ii) a 2% net smelter returns royalty (the “Royalty”) payable to Mr. MacDonald in the event that we enter into commercial mineral production on the Wheaton River Claims. The Royalty consists of 2% of the net smelter returns on the gross proceeds that we earn from the sale of any bullion, concentrates or ore from the mining of the mineral claims, less eligible costs of transportation and smelting and refining charges. If, after commencement of commercial production from the mineral claims, the royalty payable to Mr. MacDonald in any calendar year is less than $17,600 (CDN$20,000), then we will be obligated to pay to Mr. MacDonald the difference between $17,600 (CDN$20,000) and the actual amount of Royalty paid to Mr. MacDonald for the year. The Royalty will terminate once we pay to Mr. MacDonald an aggregate total of $880,000 (CDN$1,000,000) in Royalty payments.

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

Name of Mining Claim	Grant Number	Claim Number

AVA 1	YC18994	105D03
AVA 2	YC18995	105D03
AVA 3	YC18996	105D03
AVA 4	YC18997	105D03

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

Location of the Wheaton River Claims

The Wheaton River Claims are located approximately five kilometers south of the city of Whitehorse in the Yukon Territories, Canada, see Figure 1 below. Access to the Wheaton River Claims is by the Alaska and Klondike highways and by gravel roads requiring a vehicle with four-wheel drive capability.

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

Exploration History of the Wheaton River Claims

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

Geology of the Wheaton River Claims

Our initial geological report of W.G. Timmins, P.Eng. in 2001 concluded that gold and silver mineralization occurs on our Wheaton River Claims in at least two distinct styles of mineralization occuring in quartz veins. A vein is a fault, crack or fissure in a rock filled by minerals that have traveled upwards from some deep source. This mineralization is present in two of the three significant mineral formations identified in the area of our mineral claims that have the potential to include gold and silver mineralization. Moderate gold-silver and silver-lead soil geochemical anomalies occur on our mineral claims. Geochemical anomalies are concentrations of minerals present in mineral ore that are above normal concentrations occurring in the bedrock of the mineral claims.

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

Phase V

In the summer exploration season of 2006, we completed the Phase V recommendations by Mr. Timmins. We completed Phase V of our exploration program in the summer 2006, at a cost of approximately $5,000. Sampling was done on the bedrock exposures of the basic to ultra-basic rocks with significant sulphide content to determine if platinum group elements could be present on the Wheaton River Claims. The sampling results concluded that significant platinum group element content is unlikely to occur at the Wheaton River Claim. Mr. Glen MacDonald, P. Geo, prepared a summary report on the 2006 exploration program in February 2007. Mr. MacDonald previously sold the Wheaton River Claims to Normark in April, 2001, see “Acquisition of Wheaton River Claims”, above. Pursuant to his report, Mr. MacDonald recommended a further exploration program consisting of prospecting, geological mapping and sampling be conducted on the Wheaton River Claims before the vein systems are drill tested with a budget of $21,929.

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

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ended April 30, 2004.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share. As of June 11, 2007, there were 11,500,000 shares of our common stock issued and outstanding that are held of record by 61 registered stockholders.

Market Information

Currently, there is no established public trading market for our securities. We are considering applying for trading of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

(a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

(b)

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws;

(c)	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

(d)	contains a toll-free telephone number for inquiries on disciplinary actions;

(e)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

(f)	contains such other information and in such form as the SEC shall require by rule or regulation.

The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with:

(a)	bid and offer quotations for the penny stock;

(b)	the compensation of the broker-dealer and its salesperson in the transaction;

(c)	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

(d)	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must:

(a)	make a special written determination that the penny stock is a suitable investment for the purchaser; and

(b)	receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock and therefore stockholders may have difficulty selling those securities.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales Of Unregistered Securities

We did not complete any unregistered sales of shares of our common stock during the fiscal year ended April 30, 2004. Since April 30, 2004, we have completed the following unregistered sales of our common stock:

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

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATION

Summary of Year End Results
	Year Ended April 30

	2004	2003	Percentage
			Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(30,369)	(37,789)	(19.6)%
Net Loss	$(30,369)	$(37,787)	(19.6)%

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

Operating Expenses

We incurred administrative expenses in the amount of $177,505 for the period from July 27, 2000 (inception) to April 30, 2004. Administrative expenses for the fiscal year ended April 30, 2004, included the following expenses:

	Year Ended April 30
	2004	2003	Percentage
			Increase / (Decrease)
Bank Charges	$102	$227	(55.1)%
Mineral Property Costs	4,550	16,348	(72.2)%
Office and General	1,572	593	165.1
Professional Fees	24,145	19,436	24.2%
Telephone and Utilities	--	925	(100)%
Travel and Promotion	--	260	(100)%
Total Expenses	$30,369	$37,789	(19.6)%

We anticipate that our operating expenses will increase significantly as we proceed with further exploration of our Wheaton River Claims.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At April 30, 2004	At April 30, 2003	Increase / (Decrease)
Current Assets	$15	$93	(83.9)%
Current Liabilities	(88,061)	(57,770)	52.4%
Working Capital Surplus (Deficit)	$(88,046)	$(57,677)	52.7%

Cash Flows
	Year Ended April 30
	2004	2003
Net Cash used in Operating Activities	$(6,381)	$(24,406)
Net Cash provided by Investing Activities	--	--
Net Cash provided by Financing Activities	6,303	23,428
Net Increase (Decrease) in Cash During Period	$(78)	$(978)

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

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

ITEM 7.	FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:		Page

Audited financial statements as of April 30, 2004, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheets as of April 30, 2004 and 2003;	F-3

3.	Statements of Operations for the year ended April 30, 2004, the year ended April 30, 2003, and the period from inception (July 27, 2000) to April 30, 2004;	F-4

4.	Statement of Stockholders’ Equity (Deficiency in Assets) for the period from inception (July 27, 2000) through April 30, 2004;	F-5

5.	Statements of Cash Flows for the year ended April 30, 2004, the year ended April 30, 2003 and the period from inception (July 27, 2000) to April 30, 2004; and	F-6

6.	Notes to Financial Statements.	F-7

NORMARK VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

APRIL 30, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Normark Ventures Corp.
(An Exploration Stage Company)
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of Normark Ventures Corp. (an Exploration Stage Company) (the Company) as of April 30, 2004 and 2003, and the related statements of operations, cash flows and stockholders' equity (deficiency in assets) for the years then ended, and cumulative since inception (July 27, 2000) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and since inception (July 27, 2000) to April 30, 2004, in conformity with U.S. generally accepted accounting principles.

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

/s/ Dohan and Company, CPA's

Miami, Florida
November 29, 2005

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
APRIL 30

	2004	2003

ASSETS

Current
Cash	$15	$93
Deferred tax asset less valuation allowance of $59,625 (2003 - $49,300)	-	-

Total assets	$15	$93

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	47,928	$23,940
Due to related parties (Note 5)	40,133	33,830

Total current liabilities	88,061	57,770

Contingencies (Notes 2 and 4)

Deficiency in assets
Common stock (Note 6)
Authorized
100,000,000 common shares, par value of $0.001
Issued
8,400,000 common shares (2003 - 8,400,000)	8,400	8,400
Additional paid-in capital (Note 6)	79,800	79,800
Deficit accumulated during the exploration stage	(176,246)	(145,877)

Total deficiency in assets	(88,046)	(57,677)

Total liabilities and deficiency in assets	$15	$93

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Cumulative
	Amounts
	From
	Inception
	(July 27,
	2000) to	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2004	2004	2003

EXPENSES
Bank charges	$982	$102	$227
Consulting fees	8,699	-	-
Management fees	17,655	-	-
Mineral property costs (Note 4)	33,721	4,550	16,348
Office and general	4,699	1,572	593
Professional fees	95,316	24,145	19,436
Telephone and utilities	3,849	-	925
Travel and promotion	12,584	-	260

Loss before other item	(177,505)	(30,369)	(37,789)

OTHER ITEM
Interest income	1,259	-	2

Loss before income taxes	(176,246)	(30,369)	(37,787)

Provision for income taxes	-	-	-

Net loss for the period	$(176,246)	$(30,369)	$(37,787)

Basic and diluted net loss per common share		$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding –
basic and diluted		8,400,000	8,400,000

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
(Expressed in United States Dollars)

				Deficit	Total
				Accumulated	Stockholders'
	Common Stock Issued		Additional	During the	Equity
			Paid-in	Exploration	(Deficiency
	Shares	Amount	Capital	Stage	in Assets)

Balance, July 27, 2000	-	$-	$-	$-	$-
Common stock issued for cash
at $0.001 per share	4,200,000	4,200	-	-	4,200
Common stock issued for cash
at $0.02 per share	4,200,000	4,200	79,800	-	84,000
Loss for the period	-	-	-	(43,800)	(43,800)

Balance, April 30, 2001	8,400,000	8,400	79,800	(43,800)	44,400
Loss for the year	-	-	-	(64,290)	(64,290)
Balance, April 30, 2002	8,400,000	8,400	79,800	(108,090)	(19,890)
Loss for the year	-	-	-	(37,787)	(37,787)
Balance, April 30, 2003	8,400,000	$8,400	$79,800	$(145,877)	$(57,677)
Loss for the year	-	-	-	(30,369)	(30,369)
Balance, April 30, 2004	8,400,000	$8,400	$79,800	$(176,246)	$(88,046)

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Cumulative
	Amounts
	From
	Inception
	(July 27,
	2000) to	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2004	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(176,246)	$(30,369)	$(37,787)
Item not affecting cash:
Accrued management fees to related parties included	4,420	-	-
in due to related parties

Change in non-cash working capital item:
Increase in accounts payable and accrued liabilities	47,928	23,988	13,381

Net cash used in operating activities	(123,898)	(6,381)	(24,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	88,200	-	-
Increase in due to related parties	35,713	6,303	23,428

Net cash provided by financing activities	123,913	6,303	23,428

Change in cash during the period	15	(78)	(978)

Cash, beginning of period	-	93	1,071

Cash, end of period	$15	$15	$93

Supplemental disclosures with respect to cash flows:
Cash paid during the period for interest		$-	$-
Cash paid during the period for income taxes		$-	$-

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2004

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on July 27, 2000, under the Laws of the State of Nevada and is in the business of acquisition and exploration of mineral properties. The Company is considered to be an exploration stage company.

2.	GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire and explore mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. There is no assurance that the Company will be able to raise such equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

	2004	2003

Deficit accumulated during the exploration stage	$(176,246)	$(145,877)
Working capital (deficiency)	(88,046)	(57,677)

3.	SIGNIFICANT ACCOUNTING POLICIES

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

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2004

3.	SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

Mineral properties

Costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental requirements

The Company is not aware of any environmental requirements or liabilities related to the mineral claims acquired. As a result, an estimate of any future environmental cost cannot be made.

Loss per share

Basic loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding in the year. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

Economic dependence

The Company is dependent on one of its directors for working capital in order to continue operations.

Recent accounting pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

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

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2004

3.	SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

Recent accounting pronouncements (cont’d…)

In November 2002, FASB issued Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires elaborating on the disclosures that must be made by a guarantor in financial statements about its obligations under certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002 while the recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002.

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN46”) (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

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

During the year ended April 30, 2004, the Company renewed the mineral property claims for a further term of one year expiring November 27, 2004. Subsequently, the Company continued to renew the claims for additional terms of one year. Accordingly, the claims are set to expire on November 27, 2007.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2004

5.	DUE TO RELATED PARTIES

Due to related parties consists of amounts due to a director and to a company controlled by a director of the Company. These balances are non-interest bearing, unsecured and have no fixed terms of repayment.

6.	COMMON STOCK

On August 15, 2000, the Company issued 4,200,000 shares of common stock for total proceeds of $4,200.

On March 15, 2001, the Company issued 4,200,000 shares of common stock for total proceeds of $84,000.

7.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2004	2003
Net loss for the year	$(30,369)	$(37,787)
Expected income tax recovery	$10,235	$12,848
Non-deductible expenses	-	(88)
Unrecognized current benefit of operating losses	(10,235)	(12,760)
Total income taxes	$-	$-

The significant components of the Company's future income tax assets are as follows:

	2004	2003
Future income tax assets:
Income tax benefit from net operating loss carryforwards	$59,625	$49,300
Valuation allowance	(59,625)	(49,300)
Net future income tax asset	$-	$-

The Company has available for deduction against future taxable income operating losses of approximately $175,000 (2003 - $145,000). These losses, if not utilized, will expire commencing in 2021. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2004

8.	FINANCIAL INSTRUMENTS

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

9.	SEGMENTED INFORMATION

The Company operates in one reportable segment, being the exploration of mineral properties, in Canada.

10.	SUBSEQUENT EVENTS

In June 2004, the Company completed an offering of 1,700,000 shares of common stock at a price of $0.05 per share for proceeds of $85,000.

In April 2005, the Company completed an offering of 1,400,000 shares of common stock at a price of CDN$0.065 per share for proceeds of CDN$91,000.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and sole director are as follows:

Name	Age	Position
G.W. Norman Wareham	53	President, Treasurer and Director
Ian Andrew Fraser	46	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and sole director:

G. W. Norman Wareham has been our president, treasurer and our sole director since July 31, 2000. From July 31, 2000 to May 10, 2004, Mr. Wareham was our secretary. Mr. Wareham has been president of Wareham Management Ltd., a private consulting company owned by Mr. Wareham, since May 1996. Mr. Wareham has provided management and accounting consulting services to a number of public companies in the United States and Canada through Wareham Management Ltd. From July 1995 to January 1996, Mr. Wareham was an accountant with the certified general accounting firm of Wanzel, Sigmund & Overes. From April 1993 to February 1995, Mr. Wareham served as president and chief executive officer of Transatlantic Financial Corp., a private investment banking company. >From August 1986 to March 1993, Mr. Wareham provided accounting and management consulting services through Wareham & Company.

Mr. Wareham has served as a director of the following public companies:

1.

Mr. Wareham was a director of Widepoint Corporation (“Widepoint”) (formerly ZMAX Corporation) from September 1996 to March 2006. Widepoint is a public company engaged in the business of information technology consulting whose shares are traded on the American Stock Exchange.

2.

Mr. Wareham was a director of International PetroReal Oil Corporation from January 13, 2005 until May 3, 2006. PetroReal is an oil and gas exploration company listed on the TSX Venture Exchange in Canada.

3.

Mr. Wareham was a director and the secretary and treasurer of ASP Ventures Corp. (“ASP”) from April 1999 to March 2001. ASP was, at the time of Mr. Wareham involvement, a public company whose shares are traded on the OTC Bulletin Board. ASP was not engaged in any active business during the period of Mr. Wareham's involvement with ASP.

3.

Mr. Wareham was a director and the president, secretary and treasurer of Bullet Environmental Technologies, Inc. (“Bullet”) from March 1999 to March 2001. Bullet was, at the time of Mr. Wareham’s involvement, a public company whose shares were traded on the OTC Bulletin Board.

4.

Mr. Wareham was a director of Cybernet Internet Services International, Inc. (“Cybernet Int’l”) from May 1997 to December 2001. Cybernet Int’l was, at the time of Mr. Wareham’s involvement, a public company whose shares were traded on the OTC Bulletin Board. Cybernet Int’l operated an Internet service provider business based in Munich, Germany.

5.

Mr. Wareham was a director and the president, secretary and treasurer of Quantum Power Corporation (“Quantum”) from December 1998 to March 2001. Quantum was, at the time of Mr. Wareham’s involvement, a public company whose shares were traded on the pink sheets market.

6.

Mr. Wareham was a director and the secretary and treasurer of ImuMed International, Inc. (“ImuMed Int’l”) from November 1998 to March 2001. ImuMed Int’l was, at the time of Mr. Wareham’s involvement, engaged in the business of pharmaceutical drug production whose shares were previously traded on the OTC Bulletin Board.

7.

Mr. Wareham was a director and the secretary, treasurer and chief financial officer of San Antonios Resources Inc. (“San Antonios”) from February 1998 to August 2002. San Antonios was, at the time of Mr. Wareham’s involvement, a public company engaged in the business of mineral exploration whose shares were traded on the OTC Bulletin Board.

8.

Mr. Wareham was a director of Solar Energy Limited (“Solar Energy”) February 1997 to August 2002. Solar Energy was, at the time of Mr. Wareham’s involvement, a public company engaged in the business of renewable energy whose shares were traded on the OTC Bulletin Board.

Ian Andrew Fraser is our secretary. Mr. Fraser has been our secretary since May 10, 2004. Mr. Fraser has operated a successful Yacht Brokerage in Vancouver, B.C. as president of Fraser Yacht Sales Ltd. for the past 8 years. Prior to establishing Fraser Yacht Sales Ltd. in 1997, Mr. Fraser gained experience in sales and marketing both nationally and internationally as a yacht broker for two top brokerage houses in Vancouver. Mr. Fraser has also served as an executive member of the Royal Vancouver Yacht Club for seven years. Mr. Fraser studied Business Administration at Simon Fraser University and Capilano College graduating with a diploma in Business Administration.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our executive officers and sole director.

AUDIT COMMITTEE

We are not a listed issuer and as such our Board of Directors is not required to maintain a separately-designated standing audit committee. As a result, our sole board member performs the functions of the audit committee. Our sole director does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to the Board of Directors is at this time prohibitive.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Form 10-KSB for the fiscal year ended April 30, 2003, filed with the SEC on July 8, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our principal executive officer, principal financial officer, principal accounting officer or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of Normark’s equity securities. Executive officers, directors, and beneficial owners of greater than 10% beneficial owners are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us and written representations from our executive officers and directors, since April 30, 2003 all of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except for the following:

			Known
			Failures to
			File a
		Transactions Not	Required
Name and Principal Position	Number of Late Reports	Timely Reported	Form
G.W. Norman Wareham President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	1	2	-
Ian Andrew Fraser Secretary	1	1	-

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in the most recent fiscal year ended April 30, 2004 for our principal executive officer, each of our other two most highly compensated executive officers serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at the end of our fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
G.W. Norman Wareham President, Treasurer & Principal Executive Officer	2004	-	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

From our inception on July 27, 2000 to the end of our fiscal year-ended April 30, 2004, we did not grant any stock options awards, stock awards or any other equity incentive plan awards to any of our named executive officers, as that term is defined under Item 402(a)(2) of Regulation S-B, or to our sole director. As such, there were no outstanding equity awards as at April 30, 2004.

EMPLOYMENT CONTRACTS

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

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 11, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	G.W. Norman Wareham President and Treasurer Director 343040 Sideroad 23, RR 2 Annan, Ontario, N0H 1B0	4,300,000(2) Direct	37.4%
Common Stock	Ian Andrew Fraser Secretary 3056 West 2nd Avenue Vancouver, BC V6K 1K4	150,000 Direct	1.3%
Common Stock	All Directors and Executive Officers as a Group (2 persons)	4,450,000 Shares	38.7%
5% STOCKHOLDERS
Common Stock	G.W. Norman Wareham President and Treasurer Director 343040 Sideroad 23, RR 2 Annan, Ontario, N0H 1B0	4,300,000 Direct	37.4%

Notes:

(1)

Based on 11,500,000 shares of our common stock issued and outstanding as of June 11, 2007. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 11, 2007.

(2)	Includes 4,200,000 beneficially owned by Mr. Wareham and 100,000 shares held by Mr. Wareham’s spouse.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the commencement of our fiscal year ended April 30, 2004, or in any proposed transaction to which we propose to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in-law, of any of the foregoing.

Mr. G.W. Norman Wareham, our sole officer and director, has been our sole promoter since our inception. Mr. Wareham has acquired 4,200,000 shares of our common stock on August 15, 2000 at a price of $0.001 per share. Mr. Wareham paid a total purchase price of $4,200 for these shares. Other than the purchase of his stock, Mr. Wareham has not entered into any agreement with us in which he is to receive from us or provide to us any thing of value. As of April 30, 2004, Normark owed $40,133 to Mr. Wareham for management services and outstanding loans provided to Normark. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

DIRECTOR INDEPENDENCE

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. G.W. Norman Wareham, is our sole director, accordingly, we do not have any independent directors. As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors.

ITEM 13.	EXHIBITS.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation.(1)
3.2	By-Laws, as amended.(1)
4.1	Share Certificate.(1)
10.1	Management Agreement with Wareham Management Ltd. dated September 15, 2000.(1)
10.2	Mining Property Purchase Agreement with Glen MacDonald dated April 30, 2001.(1)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Previously filed with the SEC on our Form SB-2 registration statement originally filed on November 21, 2001, as amended through May 16, 2002.
(2)	Previously filed with the SEC as an exhibit to our Form 10-KSB for the year ended April 30, 2003 filed with the SEC on July 8, 2005.

ITEM 14.	PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2004	Year Ended April 30, 2003
Audit Related Fees	$14,670	$6,760
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$14,670	$6,760

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMARK VENTURES CORP.

Date:	June 28, 2007	By:	/s/ G.W. Norman Wareham
G.W. NORMAN WAREHAM
President and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	June 28, 2007	By:	/s/ G.W. Norman Wareham
G.W. NORMAN WAREHAM
President and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Director

Date:	June 28, 2007	By:	/s/ Ian Andrew Fraser
IAN ANDREW FRASER
Secretary