Form 10QSB
period 2004-07-31
NORMARK VENTURES CORP
filed 2007-10-03
CIK 1126380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 27, 2007, the Issuer had 11,500,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with Normark’s audited financial statements and notes for the year ended April 30, 2004, included in the Company’s Annual Report on Form 10-KSB, filed on July 23, 2007. Operating results for the three months ended July 31, 2004, are not necessarily indicative of the results that can be expected for the year ending April 30, 2005.

As used in this Quarterly Report, the terms "we”, "us”, "our”, the “Company” and “Normark” mean Normark Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

NORMARK VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

JULY 31, 2004

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

July 31,
2004
(Unaudited)

ASSETS

Current
Cash	$14,190
Deferred tax asset less valuation allowance of $69,447	-

Total assets	$14,190

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$5,803
Due to related parties (Note 5)	40,319

Total current liabilities	46,122

Deficiency in assets
Common stock (Note 6)
Authorized
100,000,000 common shares, par value of $0.001
Issued and outstanding
10,100,000 common shares	10,100
Additional paid-in capital (Note 6)	163,100
Deficit accumulated during the exploration stage	(205,132)

Total deficiency in assets	(31,932)

Total liabilities and deficiency in assets	$14,190

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Three Month	Three Month
	2000 to	Period Ended	Period Ended
	July 31,	July 31,	July 31,
	2004	2004	2003

EXPENSES
Bank charges	$996	$14	$31
Consulting fees	8,699	-	-
Management fees	17,655	-	-
Mineral property costs (Note 4)	52,445	18,724	-
Office and general	5,612	913	97
Professional fees	104,551	9,235	7,273
Telephone and utilities	3,849	-	-
Travel and promotion	12,584	-	-

Net loss before other item	(206,391)	(28,886)	(7,401)

OTHER ITEM
Interest income	1,259	-	-

Net loss before income taxes	(205,132)	(28,886)	(7,401)

Provision for income taxes	-	-	-

Net loss for the period	$(205,132)	$(28,886)	$(7,401)

Basic and diluted net loss per common share		$(0.01)	$(0.01)

Weighted average number of shares of common stock
outstanding – basic and diluted		9,250,000	8,400,000

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Three Month	Three Month
	2000 to	Period Ended	Period Ended
	July 31,	July 31,	July 31,
	2004	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(205,132)	$(28,886)	$(7,401)
Item not affecting cash:
Accrued management fees to related parties	4,420	-	-
Change in non-cash working capital item:
Increase (decrease) in accounts payable and accrued liabilities	5,803	(42,125)	7,273

Net cash used in operating activities	(194,909)	(71,011)	(128)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	173,200	85,000	-
Increase in due to related parties	35,899	186	97

Net cash provided by financing activities	209,099	85,186	97

Change in cash during the period	14,190	14,175	(31)

Cash, beginning of period	-	15	93

Cash, end of period	$14,190	$14,190	$62

Supplemental disclosure with respect to cash flows:
Cash paid during the period for interest		$-	$-
Cash paid during the period for income taxes		-	-

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2004

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on July 27, 2000 under the Laws of the State of Nevada and is in the business of acquisition and exploration and development of mineral properties. The Company is considered to be an exploration stage company.

2.	BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2004. The results of operations for the three month period ended July 31, 2004 are not necessarily indicative of the results to be expected for the year ending April 30, 2005.

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

July 31,
2004

Deficit accumulated during the exploration stage	$ (205,132)
Working capital (deficiency)	(31,932)

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2004

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

On June 15, 2004, the Company issued 1,700,000 shares of common stock for total proceeds of $85,000.

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

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JULY 31, 2004

7.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

8.	SEGMENTED INFORMATION

The Company operates in one reportable segment, being the exploration of mineral properties, in Canada.

9.	SUBSEQUENT EVENT

In April 2005, the Company completed an offering of 1,400,000 shares of common stock at a price of CDN$0.065 per share for proceeds of CDN$91,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Phase V

In the summer season of 2006, we completed the Phase V recommendations by Mr. Timmins, at a cost of approximately $5,000. Sampling was done on the bedrock exposures of the basic to ultra-basic rocks with significant sulphide content to determine if platinum group elements could be present on the Wheaton River Claims. The sampling results concluded that significant platinum group element content is unlikely to occur at the Wheaton River Claim. Mr. Glen MacDonald, P. Geo, prepared a summary report on the 2006 exploration program in February 2007. Mr. MacDonald previously sold the Wheaton

River Claims to Normark in April, 2001. Pursuant to his report, Mr. MacDonald recommended a further exploration program consisting of prospecting, geological mapping and sampling be conducted on the Wheaton River Claims before the vein systems are drill tested at an estimated cost of $21,929.

Phase VI

We have determined to proceed with the Phase VI exploration program recommended by Mr. MacDonald. We have completed Phases I, II, III, IV and V of our exploration program on the Wheaton River Claims at a total cost of $73,863. Based on the results of our exploration program, we determined to proceed with Phase VI subject to obtaining additional financing. We intend to commence the Phase VI program mid to late 2007.

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

First Quarter Summary

	First Quarter Ended July 31
			Percentage
	2004	2003	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(28,886)	(7,401)	290.3%
Net Loss	$(28,886)	$(7,401)	290.3%

Revenue

We have incurred a net loss of $205,132 since inception and have not earned any revenues since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable mineral deposits on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our mineral claims.

Operating Expenses

Our operating expenses for the quarters ended July 31, 2004 and July 31, 2003 included the following expenses:

	First Quarter Ended July 31,
			Percentage
	2004	2003	Increase / (Decrease)
Bank Charges	$14	$31	(54.8)%
Mineral Property Costs	18,724	-	100%
Office and General	913	97	841.2%
Professional Fees	9,235	7,273	27%
Total Expenses	$28,886	$7,401	290.3%

We anticipate that our operating expenses will increase significantly as we proceed with further exploration of our Wheat River Claims.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At July 31, 2004	At April 30, 2004	Increase / (Decrease)
Current Assets	$14,190	$15	94,500%
Current Liabilities	$(46,122)	$(88,061)	(47.6)%
Working Capital (Deficit)	$(31,932)	$(88,046)	(63.7)%

Cash Flows
	Three Months Ended	Three Months Ended
	July 31, 2004	July 31, 2003
Cash Flows used in Operating Activities	$(71,011)	$(128)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from Financing Activities	$85,186	$97
Net Decrease in Cash During Period	$14,175	$(31)

The decline in our cash reserves and working capital is reflective of the current state of our business development. We completed the following equity financings to provide us with the funds necessary to proceed with the preliminary stages of our mineral exploration programs:

1.

On April 21, 2005, we completed an offering of 1,400,000 shares of our common stock at a price of $0.057 (CDN $0.065) per share to a total of three purchasers pursuant to Regulation S of the Securities Act. The total amount we received from this offering was $79,824 (CDN $91,000).

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

If A Market For Our Common Stock Does Not Develop, Our Investors Will Be Unable To Sell Their Shares.

There is currently no market for our common stock and a market may never develop. We plan to apply for quotation of our common stock on the over-the-counter bulletin board (the “OTC Bulletin Board”) over the next twelve months. However, our common stock may never be quoted on the OTC Bulletin Board or, if quoted, a public market may not materialize. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

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

Other factors, either unknown at this time or less material, may also affect our stock price. Further, if our common stock is quoted on the OTC Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of our common stock.

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

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 15, 2004, we completed an offering of 1,700,000 restricted shares of our common stock at a price of $0.05 per share to a total of four purchasers. The total amount we received from this offering was $85,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers. Proceeds of the offering were used for exploration of the Wheaton River Claim and working capital purposes to fund our current operations.

Since our fiscal quarter ended July 31, 2004, we completed an offering of 1,400,000 restricted shares of our common stock at a price of $0.057 (CDN $0.065) per share to a total of three purchasers on April 21, 2005. The total amount we received from this offering was $79,824 (CDN $91,000). We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers. Proceeds of the offering were used for exploration of the Wheaton River Claim and working capital purposes to fund our current operations.

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

NORMARK VENTURES CORP.

Date:	September 28, 2007	By:	/s/ G.W. Norman Wareham
G.W. NORMAN WAREHAM
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Accounting Officer)