Form 10QSB
period 2004-10-31
NORMARK VENTURES CORP
filed 2007-10-03
CIK 1126380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 27, 2007, the registrant had 11,500,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with Normark’s audited financial statements and notes for the year ended April 30, 2004, included in the Company’s Annual Report on Form 10-KSB, filed on July 23, 2007, with the Securities and Exchange Commission. Operating results for the six months ended October 31, 2004, are not necessarily indicative of the results that can be expected for the year ending April 30, 2005.

As used in this Quarterly Report, the terms "we”, "us”, "our”, the “Company” and “Normark” mean Normark Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

NORMARK VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

OCTOBER 31, 2004

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

October 31,
2004
(Unaudited)

ASSETS

Current
Cash	$13,311
Deferred tax asset less valuation allowance of $71,324	-

Total assets	$13,311

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$10,445
Due to related parties (Note 5)	40,319

Total current liabilities	50,764

Stockholders' deficiency
Common stock (Note 6)
Authorized
100,000,000 common shares, par value of $0.001
Issued
10,100,000 common shares	10,100
Additional paid-in capital (Note 6)	163,100
Deficit accumulated during the exploration stage	(210,653)

Total stockholders' deficiency	(37,453)

Total liabilities and stockholders' deficiency	$13,311

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Three Month	Three Month	Six Month	Six Month
	2000 to	Period Ended	Period Ended	Period Ended	Period Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2004	2004	2003	2004	2003

EXPENSES
Bank charges	$1,011	$15	$44	$29	$75
Consulting fees	8,699	-	-	-	-
Management fees	17,655	-	-	-	-
Mineral property costs (Note 4)	52,445	-	4,550	18,724	4,550
Office and general	5,474	(138)	250	775	347
Professional fees	110,195	5,644	3,705	14,879	10,978
Telephone and utilities	3,849	-	-	-	-
Travel and promotion	12,584	-	-	-	-

Loss before other item	(211,912)	(5,521)	(8,549)	(34,407)	(15,950)

OTHER ITEM
Interest income	1,259	-	-	-	-

Net loss before income taxes	(210,653)	(5,521)	(8,549)	(34,407)	(15,950)

Provision for income taxes	-	-	-	-	-

Net loss for the period	$(210,653)	$(5,521)	$(8,549)	$(34,407)	$(15,950)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares
of common stock outstanding		10,100,000	8,400,000	9,675,000	8,400,000

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Six Month	Six Month
	2000 to	Period Ended	Period Ended
	October 31,	October 31,	October 31,
	2004	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(210,653)	$(34,407)	$(15,950)
Item not affecting cash:
Accrued management fees to related party	4,420	-	-

Change in non-cash working capital item:
Increase (decrease) in accounts payable and accrued liabilities	10,445	(37,483)	(914)

Net cash used in operating activities	(195,788)	(71,890)	(16,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash	173,200	85,000	-
Increase in due to related parties	35,899	186	16,814

Net cash provided by financing activities	209,099	85,186	16,814

Change in cash during the period	13,311	13,296	(50)

Cash, beginning of period	-	15	93

Cash, end of period	$13,311	$13,311	$43

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
OCTOBER 31, 2004

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on July 27, 2000 under the Laws of the State of Nevada and is in the business of acquisition and exploration of mineral properties. The Company is considered to be an exploration stage company.

2.	BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2004. The results of operations for the six month period ended October 31, 2004 are not necessarily indicative of the results to be expected for the year ending April 30, 2005.

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

October 31,
2004

Deficit accumulated during the exploration stage	$(210,653)
Working capital (deficiency)	(37,453)

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
OCTOBER 31, 2004

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

During the year ended April 30, 2004, the Company renewed the mineral property claims for a further term of one year expiring on November 27, 2004. Subsequently, the Company continued to renew the claims for additional terms of one year. Accordingly, the claims are set to expire on November 27, 2007.

5.	DUE TO RELATED PARTIES

Due to related parties consists of amounts due to a director and to a company controlled by a director of the Company that are non-interest bearing, unsecured and have no fixed terms of repayment.

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
OCTOBER 31, 2004

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

GENERAL

We were incorporated on July 27, 2000 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own four mineral claims that we refer to as the “Wheaton River” mineral claims, as described below (the “Wheaton River Claims”). We presently plan to complete our preliminary exploration work to search for mineral reserves on these claims. Our current cash reserves are only sufficient to enable us to operate on a short-term basis. We continue to require additional financing if we are to continue as a going concern and to finance our business operations.

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

Phase VI

We have determined to proceed with the Phase VI exploration program recommended by Mr. MacDonald. We have completed Phases I, II, III, IV and V of our exploration program on the Wheaton River Claims at a total cost of $73,863. Based on the results of our exploration program, we determined to proceed with Phase VI subject to obtaining additional financing. We intend to commence the Phase VI program in mid to late 2007.

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

RESULTS OF OPERATIONS

Second Quarter and Six-Month Summary

	Second Quarter Ended October 31				Six Months Ended October 31
			Percentage				Percentage
	2004	2003	Increase /		2004	2003	Increase /
			(Decrease)				(Decrease)
Revenue	$-	$-	N/A		$-	$-	N/A

Expenses	(5,521)	(8,549)	(35.4%	)	(34,407)	(15,950)	115.7%

Net Loss	$(5,521)	$(8,549)	(35.4%	)	$(34,407)	$(15,950)	115.7%

Revenues

We have incurred a net loss of $210,653 since inception and have not earned any revenues since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable mineral deposits on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our mineral claims.

Operating Expenses

Administrative expenses for the six-month periods ended October 31, 2004 and October 31, 2003, included the following expenses:

	Second Quarter Ended October 31			Six Months Ended October 31
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Bank Charges	$15	$44	(65.9)%	$29	$75	(61.3)%
Mineral Property Costs	-	4,550	(100)%	18,724	4,550	311.5%
Office and General	(138)	250	(155.2)%	775	347	123.3%
Professional Fees	5,644	3,705	52.3%	14,879	10,978	35.5%
Total Expenses	$5,521	$8,549	(35.4)%	$34,407	$15,950	115.7%

We anticipate that our operating expenses will increase significantly as we proceed with further exploration of our Wheaton River Claims.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At October 31, 2004	At April 30, 2004	Increase / (Decrease)
Current Assets	$13,311	$15	88,640%
Current Liabilities	(50,764)	(88,061)	(42.4)%
Working Capital (Deficit)	$(37,453)	$(88,046)	(57.5)%

Cash Flows
	Six Months Ended	Six Months Ended
	October 31, 2004	October 31, 2003
Cash Flows used in Exploration Stage Activities	$(71,890)	$(16,864)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from Financing Activities	$85,186	$16,814
Net Decrease in Cash During Period	$13,296	$(50)

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

2.

On June 15, 2004, we completed an offering of 1,700,000 shares of our common stock at a price of $0.05 per share to a total of four purchasers pursuant to Regulation S of the Securities Act. The total amount we received from this offering was $85,000.

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended October 31, 2004.

Since our fiscal quarter ended October 31, 2004, we completed an offering of 1,400,000 shares of our common stock at a price of $0.057 (CDN$0.065) per share to a total of three purchasers known to our directors and officers on April 21, 2005. The total amount we received from this offering was $79,824 (CDN $91,000). We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were not a “US person” as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	By-Laws, as amended.(1)
4.1	Share Certificate.(1)
10.1	Management Agreement with Wareham Management Ltd. dated September 15, 2000.(1)
10.2	Mining Property Purchase Agreement with Glen MacDonald dated April 30, 2001.(1)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 21, 2001, as amended through May 16, 2002.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2003, filed with the SEC on July 8, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMARK VENTURES CORP.

Date:	September 28, 2007	By:	/s/ G.W. Norman Wareham
G.W. NORMAN WAREHAM
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Accounting Officer)