Form 10QSB
period 2005-01-31
NORMARK VENTURES CORP
filed 2007-10-03
CIK 1126380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with Normark’s audited financial statements and notes for the year ended April 30, 2004, included in the Company’s Annual Report on Form 10-KSB, filed on July 23, 2007, with the Securities and Exchange Commission. Operating results for the nine months ended January 31, 2005, are not necessarily indicative of the results that can be expected for the year ending April 30, 2005.

As used in this Quarterly Report, the terms "we”, "us”, "our”, the “Company” and “Normark” mean Normark Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

NORMARK VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

JANUARY 31, 2005

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

January 31,
2005
(Unaudited)

ASSETS

Current
Cash	$13,167
Deferred tax asset less valuation allowance of $56,083	-

Total assets	$13,167

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$16,142
Due to related parties (Note 5)	40,319

Total current liabilities	56,461

Stockholders' deficiency
Common stock (Note 6)
Authorized
100,000,000 common shares, par value of $0.001
Issued
10,100,000 common shares	10,100
Additional paid-in capital (Note 6)	163,100
Deficit accumulated during the exploration stage	(216,494)

Total stockholders' deficiency	(43,294)

Total liabilities and stockholders' deficiency	$13,167

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Three Month	Three Month	Nine Month	Nine Month
	2000 to	Period Ended	Period Ended	Period Ended	Period Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2005	2005	2004	2005	2004

EXPENSES
Bank charges	$1,025	$14	$14	$43	$89
Consulting fees	8,699	-	-	-	-
Management fees	17,655	-	-	-	-
Mineral property costs (Note 4)	52,445	-		18,724	4,550
Office and general	5,554	80	109	855	456
Professional fees	115,942	5,747	3,877	20,626	14,855
Telephone and utilities	3,849	-	-	-	-
Travel and promotion	12,584	-	-	-	-

Loss before other item	(217,753)	(5,841)	(4,000)	(40,248)	(19,950)

OTHER ITEM
Interest income	1,259	-	-	-	-

Net loss before income taxes	(216,494)	(5,841)	(4,000)	(40,248)	(19,950)

Provision for income taxes	-	-	-	-	-

Net loss for the period	$(216,494)	$(5,841)	$(4,000)	$(40,248)	$(19,950)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares
of common stock outstanding		10,100,000	8,400,000	9,816,667	8,400,000

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Nine Month	Nine Month
	2000 to	Period Ended	Period Ended
	January 31,	January 31,	January 31,
	2005	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(216,494)	$(40,248)	$(19,950)
Item not affecting cash:
Accrued management fees to related party	4,420	-	-

Change in non-cash working capital item:
Increase (decrease) in accounts payable and accrued liabilities	16,142	(31,786)	14,698

Net cash used in operating activities	(195,932)	(72,034)	(5,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash	173,200	85,000	-
Increase in due to related parties	35,899	186	5,187

Net cash provided by financing activities	209,099	85,186	5,187

Change in cash during the period	13,167	13,152	(65)

Cash, beginning of period	-	15	93

Cash, end of period	$13,167	$13,167	$28

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JANUARY 31, 2005

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on July 27, 2000 under the Laws of the State of Nevada and is in the business of acquisition and exploration of mineral properties. The Company is considered to be an exploration stage company.

2.	BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2004. The results of operations for the nine month period ended January 31, 2005 are not necessarily indicative of the results to be expected for the year ending April 30, 2005.

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

January 31,
2005

Deficit accumulated during the exploration stage	$(216,494)
Working capital (deficiency)	(43,294)

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
JANUARY 31, 2005

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

Subsequently, the Company renewed the mineral property claims for further terms of one year expiring on November 27, 2007.

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
JANUARY 31, 2005

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

Phase VI

We have determined to proceed with the Phase VI exploration program recommended by Mr. MacDonald. We have completed Phases I, II, III, IV and V of our exploration program on the Wheaton River Claims at a total cost of $73,863. Based on the results of our exploration program, we determined to proceed with Phase VI subject to obtaining additional financing. We intend to commence the Phase VI program during mid to late 2007.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Month Summary

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
	2005	2004	Increase /	2005	2004	Increase /
			(Decrease)			(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(5,841)	(4,000)	46%	(40,248)	(19,950)	101.7%

Net Loss	$(5,841)	$(4,000)	46%	$(40,248)	$(19,950)	101.7%

Revenue

We have incurred a net loss of $216,494 since inception and have not earned any revenues since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable mineral deposits on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our mineral claims.

Operating Expenses

Our operating expenses for the nine-month periods ended January 31, 2005 and 2004 included the following expenses:

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
	2005	2004	Increase /	2005	2004	Increase /
			(Decrease)			(Decrease)
Bank Charges	$14	$14	n/a	$43	$89	(51.7)%
Mineral Property Costs	-	-	n/a	18,724	4,550	311.5%
Office and General	80	109	(26.6)%	855	456	87.5%
Professional Fees	5,747	3,877	48.2%	20,626	14,855	38.8%
Total Expenses	$5,841	$4,000	46%	$40,248	$19,950	101.7%

We anticipate that our operating expenses will increase significantly as we proceed with further exploration of our Wheat River Claims.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At January 31, 2005	At April 30, 2004	Increase / (Decrease)
Current Assets	$13,167	$15	87,680%
Current Liabilities	(56,461)	(88,061)	(35.9)%
Working Capital (Deficit)	$(43,294)	$(88,046)	(50.8)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	January 31, 2005	January 31, 2004
Cash Flows used in Exploration Stage Activities	$(72,034)	$(5,252)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from Financing Activities	$85,186	$5,187
Net Increase (Decrease) in Cash During Period	$13,152	$(65)

The decline in our cash reserves and working capital is reflective of the current state of our business development. We completed the following equity financings to provide us with the funds necessary to proceed with the preliminary stages of our mineral exploration programs:

1.	On April 21, 2005, we completed an offering of 1,400,000 shares of our common stock at a price of $0.05 (CDN $0.065) per share to a total of three purchasers pursuant to Regulation

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

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended January 31, 2005.

Since our fiscal quarter ended January 31, 2005, we completed an offering of 1,400,000 restricted shares of our common stock at a price of $0.05 (CDN $0.065) per share to a total of three purchasers on April 21, 2005. The total amount we received from this offering was $79,824 (CDN $91,000). We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers. Proceeds of the offering were used for exploration of the Wheaton River Claim and working capital purposes to fund our current operations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	By-Laws, as amended.(1)
4.1	Share Certificate.(1)
10.1	Management Agreement with Wareham Management Ltd. dated September 15, 2000.(1)
10.2	Mining Property Purchase Agreement with Glen MacDonald dated April 30, 2001.(1)

Exhibit
Number	Description of Exhibits
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Previously filed as an exhibit to our Form SB-2 registration statement originally filed with the SEC on November 21, 2001, as amended through May 16, 2002.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2003, filed with the SEC on July 8, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMARK VENTURES CORP.

Date:	September 28, 2007	By:	/s/ G.W. Norman Wareham
G.W. NORMAN WAREHAM
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Accounting Officer)