Form 10KSB
period 2005-04-30
NORMARK VENTURES CORP
filed 2007-10-23
CIK 1126380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended April 30, 2005

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $197,500 as at April 30, 2005, based on a price of $0.05 per share, the price at which the issuer last sold shares of its common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 11,500,000 Shares of Common Stock as of October 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

NORMARK VENTURES CORP.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2005

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

Figure 1 - Claim Map

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

Phase VI

We have determined to proceed with the Phase VI exploration program recommended by Mr. MacDonald. We intend to commence the Phase VI program during the Spring of 2008. We have completed Phases I, II, III, IV and V of our exploration program on the Wheaton River Claims at a total cost of $73,863. Based on the results of our exploration program, we determined to proceed with Phase VI subject to obtaining additional financing.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are pending.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ended April 30, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share. As of October 1, 2007, there were 11,500,000 shares of our common stock issued and outstanding that are held of record by 61 registered stockholders.

Market Information

Currently, there is no established public trading market for our securities. We are considering applying for quotation of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize.

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

Recent Sales Of Unregistered Securities

During our fiscal year ended April 30, 2005, we completed the following unregistered sales of our common stock:

1.

We completed an offering of 1,400,000 shares of our common stock at a price of $0.057 (CDN$0.065) per share to a total of three purchasers known to our directors and officers on April 21, 2005. The total amount we received from this offering was $79,824 (CDN$91,000). We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were not a “US person” as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S.

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

Purchases of Equity Securities

None.

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

RESULTS OF OPERATION

Summary of Year End Results
		Year Ended April 30

	2005	2004	Percentage
			Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(43,429)	(30,369)	43%
Net Loss	$(39,163)	$(30,369)	28.9%

Revenues

We have incurred a net loss of $215,409 since inception and have not earned any revenues since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable mineral deposits on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our mineral claims.

Operating Expenses

Operating expenses for the fiscal years ended April 30, 2004 and 2005, included the following expenses:

		Year Ended April 30
	2005	2004	Percentage
			Increase / (Decrease)
Bank Charges	$57	$102	(44.1)%
Mineral Property Costs	18,724	4,550	311.5%
Office and General	1,188	1,572	(24.4)%
Professional Fees	23,460	24,145	(2.8)%
Total Expenses	$43,429	$30,369	43%

We anticipate that our operating expenses will increase significantly as we proceed with further exploration of our Wheaton River Claims.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At April 30, 2005	At April 30, 2004	Increase / (Decrease)
Current Assets	$39,507	$15	263,280%
Current Liabilities	(11,716)	(88,061)	(86.7)%
Working Capital Surplus (Deficit)	$27,791	$(88,046)	(131.6)%

Cash Flows
	Year Ended April 30
	2005	2004
Net Cash used in Operating Activities	$(95,593)	$(6,381)
Net Cash provided by Investing Activities	--	--
Net Cash provided by Financing Activities	114,867	6,303
Net Increase (Decrease) in Cash During Period	$19,724	$(78)

The increase in our cash reserves and working capital is primarily due to increased cash flows from our financing activities from private placements of our securities completed during the fiscal year ended April 30, 2005. During our fiscal year ended April 30, 2005, we completed the following equity financings to provide us with the funds necessary to proceed with the preliminary stages of our mineral exploration programs:

1.

On April 21, 2005, we completed an offering of 1,400,000 shares of our common stock at a price of $0.057 (CDN$0.065) per share to a total of three purchasers pursuant to Regulation S of the Securities Act. The total amount we received from this offering was $79,824 (CDN$91,000).

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

If A Market For Our Common Stock Does Not Develop, Our Investors Will Be Unable To Sell Their Shares.

There is currently no market for our common stock and a market may never develop. We plan to apply for quotation of our common stock on the over-the-counter bulletin board (the “OTC Bulletin Board”) over the next twelve months. However, our common stock may never be quoted on the OTC Bulletin Board or, if traded, a public market may not materialize. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

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

Other factors, either unknown at this time or less material, may also affect our stock price. Further, if our common stock is quoted the OTC Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of our common stock.

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

ITEM 7.                FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:		Page

Audited financial statements as of April 30, 2005, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheets as of April 30, 2005;	F-3

3.	Statements of Operations for the year ended April 30, 2005, the year ended April 30, 2004, and the period from inception (July 27, 2000) to April 30, 2005;	F-4

4.	Statement of Stockholders’ Equity (Deficiency in Assets) for the period from inception (July 27, 2000) through April 30, 2005;	F-5

5.	Statements of Cash Flows for the year ended April 30, 2005, the year ended April 30, 2004 and the period from inception (July 27, 2000) to April 30, 2005; and	F-6

6.	Notes to Financial Statements.	F-7

NORMARK VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

APRIL 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Normark Ventures Corp.
(An Exploration Stage Company)
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of Normark Ventures Corp. (an Exploration Stage Company) (the Company) as of April 30, 2005 and 2004, and the related statements of operations, cash flows and stockholders' equity (deficiency in assets) for the years then ended, and cumulative since inception (July 27, 2000) to April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and since inception (July 27, 2000) to April 30, 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/ Dohan and Company, CPA's

Miami, Florida
August 31, 2007

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
AS AT APRIL 30

2005

ASSETS

Current
Cash and cash equivalents	$19,289
Deferred tax asset less valuation allowance of $72,941 (Note 6)	-
Prepaid exploration costs	20,218

Total assets	$39,507

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$11,716

Stockholders' equity
Common stock (Note 5)
Authorized
100,000,000 common shares, par value of $0.001
Issued
11,500,000 common shares	11,500
Additional paid-in capital (Note 5)	231,700
Deficit accumulated during the exploration stage	(215,409)

Total stockholders' equity	27,791

Total liabilities and stockholders' equity	$39,507

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,
	2000 to	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2005	2005	2004

EXPENSES
Bank charges	$1,039	$57	$102
Consulting fees	8,699	-	-
Management fees	17,655	-	-
Mineral property costs (Note 4)	52,445	18,724	4,550
Office and general	5,887	1,188	1,572
Professional fees	118,776	23,460	24,145
Telephone and utilities	3,849	-	-
Travel and promotion	12,584	-	-

Loss before other items	(220,934)	(43,429)	(30,369)

OTHER ITEMS
Gain/loss on foreign exchange	4,266	4,266	-
Interest income	1,259	-	-

	5,525	4,266	-

Net loss before income taxes	(215,409)	(39,163)	(30,369)

Provision for income taxes	-	-	-

Net loss for the period	$(215,409)	$(39,163)	$(30,369)

Basic and diluted loss per share		$(0.01)	$(0.01)

Weighted average number of shares
of common stock outstanding – basic and diluted		9,920,274	8,400,000

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
(Expressed in United States Dollars)

				Deficit	Total
				Accumulated	Stockholders'
	Common Stock Issued		Additional	During the	Equity
			Paid-in	Exploration	(Deficiency
	Shares	Amount	Capital	Stage	in Assets)

Balance, July 27, 2000	-	$-	$-	$-	$-
Common stock issued for cash
at $0.001 per share	4,200,000	4,200	-	-	4,200
Common stock issued for cash
at $0.02 per share	4,200,000	4,200	79,800	-	84,000
Loss for the period	-	-	-	(43,800)	(43,800)

Balance, April 30, 2001	8,400,000	8,400	79,800	(43,800)	44,400
Loss for the year	-	-	-	(64,290)	(64,290)
Balance, April 30, 2002	8,400,000	8,400	79,800	(108,090)	(19,890)
Loss for the year	-	-	-	(37,787)	(37,787)
Balance, April 30, 2003	8,400,000	8,400	79,800	(145,877)	(57,677)
Loss for the year	-	-	-	(30,369)	(30,369)
Balance, April 30, 2004	8,400,000	8,400	79,800	(176,246)	(88,046)
Common stock issued for cash
at $0.05 per share	1,700,000	1,700	83,300	-	85,000
Common stock issued for cash
at $0.05 per share	1,400,000	1,400	68,600	-	70,000
Loss for the period	-	-	-	(39,163)	(39,163)
Balance, April 30, 2005	11,500,000	$11,500	$231,700	$(215,409)	$27,791

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,
	2000 to	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2005	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(215,409)	$(39,163)	$(30,369)
Item not affecting cash:
Accrued management fees to related party	-	-	-

Change in non-cash working capital item:
Increase (decrease) in prepaid exploration	(20,218)	(20,218)	-
Increase (decrease) in accounts payable and accrued liabilities	11,716	(36,212)	23,988

Net cash used in operating activities	(223,911)	(95,593)	(6,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash	243,200	155,000	-
Increase in due to related parties	-	(40,133)	6,303

Net cash provided by financing activities	243,200	114,867	6,303

Change in cash during the period	19,289	19,724	(78)

Cash, beginning of period	-	15	93

Cash, end of period	$19,289	$19,289	$15

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2005

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

	2005	2004

Deficit accumulated during the exploration stage	$(215,409)	$(176,246)
Working capital (deficiency)	27,791	(88,046)

3.	SUMMARY OF ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

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

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2005

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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
APRIL 30, 2005

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

On March 15, 2001, the Company issued 4,200,000 shares of common stock for total proceeds of $84,000.

On June 15, 2004, the Company issued 1,700,000 shares of common stock for total proceeds of $85,000.

On April 21, 2005, the Company issued 1,400,000 shares of common stock for total proceeds of $70,000.

6.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2005	2004

Net loss for the year	$(39,163)	$(30,369)

Expected income tax recovery	$13,316	$10,235
Non-deductible expenses	-	-
Unrecognized current benefit of operating losses	(13,316)	(10,235)

Total income taxes	$-	$-

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2005

6.	INCOME TAXES (cont’d…)

The significant components of the Company's future income tax assets are as follows:

	2005	2004

Future income tax assets:
Operating loss carryforwards	$72,941	$59,625

Valuation allowance	(72,941)	(59,625)

Net future income tax asset	$-	$-

The Company has available for deduction against future taxable income operating losses of approximately $214,500 (2004 - $175,000). These losses, if not utilized, will expire commencing in 2021. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.             OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and sole director are as follows:

Name	Age	Position

G.W. Norman Wareham	54	President, Treasurer and Director

Ian Andrew Fraser	46	Secretary

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

3.

Mr. Wareham was a director and the secretary and treasurer of ASP Ventures Corp. (“ASP”) from April 1999 to March 2001. ASP was, at the time of Mr. Wareham's involvement, a public company whose shares are traded on the OTC Bulletin Board. ASP was not engaged in any active business during the period of Mr. Wareham's involvement with ASP.

4.

Mr. Wareham was a director and the president, secretary and treasurer of Bullet Environmental Technologies, Inc. (“Bullet”) from March 1999 to March 2001. Bullet was, at the time of Mr. Wareham’s involvement, a public company whose shares were traded on the OTC Bulletin Board.

5.

Mr. Wareham was a director of Cybernet Internet Services International, Inc. (“Cybernet Int’l”) from May 1997 to December 2001. Cybernet Int’l was, at the time of Mr. Wareham’s involvement, a public company whose shares were traded on the OTC Bulletin Board. Cybernet Int’l operated an Internet service provider business based in Munich, Germany.

6.

Mr. Wareham was a director and the president, secretary and treasurer of Quantum Power Corporation (“Quantum”) from December 1998 to March 2001. Quantum was, at the time of Mr. Wareham’s involvement, a public company whose shares were traded on the pink sheets market.

7.

Mr. Wareham was a director and the secretary and treasurer of ImuMed International, Inc. (“ImuMed Int’l”) from November 1998 to March 2001. ImuMed Int’l was, at the time of Mr. Wareham’s involvement, engaged in the business of pharmaceutical drug production whose shares were previously traded on the OTC Bulletin Board.

8.

Mr. Wareham was a director and the secretary, treasurer and chief financial officer of San Antonios Resources Inc. (“San Antonios”) from February 1998 to August 2002. San Antonios was, at the time of Mr. Wareham’s involvement, a public company engaged in the business of mineral exploration whose shares were traded on the OTC Bulletin Board.

9.

Mr. Wareham was a director of Solar Energy Limited (“Solar Energy”) February 1997 to August 2002. Solar Energy was, at the time of Mr. Wareham’s involvement, a public company engaged in the business of renewable energy whose shares were traded on the OTC Bulletin Board.

Ian Andrew Fraser is our secretary. Mr. Fraser has been our secretary since May 10, 2004. Mr. Fraser has operated a successful Yacht Brokerage in Vancouver, B.C. as president of Fraser Yacht Sales Ltd. for the past 8 years. Prior to establishing Fraser Yacht Sales Ltd. in 1997, Mr. Fraser gained experience in sales and marketing both nationally and internationally as a yacht broker for two top brokerage houses in Vancouver. Mr. Fraser has also served as an executive member of the Royal Vancouver Yacht Club for seven years. Mr. Fraser studied Business Administration at Simon Fraser University and Capilano College graduating with a diploma in Business Administration. Since August 2004, Mr. Fraser has been a director of Edgewater Foods International, Inc., a public company engaged in scallop harvesting and whose shares are traded on the OTC Bulletin Board under the symbol EDWT.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of Normark’s equity securities. Executive officers, directors, and beneficial owners of greater than 10% beneficial owners are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us and written representations from our executive officers and directors, since April 30, 2005 all of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except for the following:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
G.W. Norman Wareham President, Treasurer and Director	1	2	-
Ian Andrew Fraser Secretary	1	1	-

ITEM 10.               EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in the most recent fiscal year ended April 30, 2005 for our principal executive officer, each of our other two most highly compensated executive officers serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at the end of our fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
G.W. Norman Wareham President, Treasurer & Principal Executive Officer and Principal Financial Officer	2005	-	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

From our inception on July 27, 2000 to the end of our fiscal year-ended April 30, 2005, we did not grant any stock options awards, stock awards or any other equity incentive plan awards to any of our named executive officers, as that term is defined under Item 402(a)(2) of Regulation S-B, or to our sole director. As such, there were no outstanding equity awards as at April 30, 2005.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 1, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	G.W. Norman Wareham President and Treasurer Director 343040 Sideroad 23, RR 2 Annan, Ontario, N0H 1B0	4,300,000(2) Direct	37.4%
Common Stock	Ian Andrew Fraser Secretary 3056 West 2nd Avenue Vancouver, BC V6K 1K4	150,000 Direct	1.3%
Common Stock	All Directors and Executive Officers as a Group (2 persons)	4,450,000	38.7%
5% STOCKHOLDERS
Common Stock	G.W. Norman Wareham President and Treasurer Director 343040 Sideroad 23, RR 2 Annan, Ontario, N0H 1B0	4,300,000 Direct	37.4%

Notes:

(1)

Based on 11,500,000 shares of our common stock issued and outstanding as of October 1, 2007. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 1, 2007.

(2)	Includes 4,200,000 beneficially owned by Mr. Wareham and 100,000 shares held by Mr. Wareham’s spouse.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the commencement of our fiscal year ended April 30, 2005, or in any proposed transaction to which we propose to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in-law, of any of the foregoing.

Mr. G.W. Norman Wareham, our sole officer and director, has been our sole promoter since our inception. Mr. Wareham has acquired 4,200,000 shares of our common stock on August 15, 2000 at a price of $0.001 per share. Mr. Wareham paid a total purchase price of $4,200 for these shares. Other than the purchase of his stock, Mr. Wareham has not entered into any agreement with us in which he is to receive from us or provide to us any thing of value. During our fiscal year ended April 30, 2005, we paid $40,133 to Mr. Wareham, being the amount we owed to Mr. Wareham for management services and outstanding loans provided to us.

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2005	Year Ended April 30, 2004
Audit Fees	$13,500	$14,670
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$13,500	$14,670

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above were approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in the applicable rules of the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORMARK VENTURES CORP.

Date:	October 18, 2007	By:	/s/ G.W. Norman Wareham
G.W. NORMAN WAREHAM
President and Treasurer
(Principal Executive Officer
and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 18, 2007	By:	/s/ G.W. Norman Wareham
G.W. NORMAN WAREHAM
President and Treasurer
(Principal Executive Officer
and Principal Financial Officer)
Director

Date:	October 19, 2007	By:	/s/ Ian Andrew Fraser
IAN ANDREW FRASER
Secretary