Form 10QSB
period 2005-07-31
NORMARK VENTURES CORP
filed 2007-12-07
CIK 1126380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2007, the Issuer had 11,500,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with Normark’s audited financial statements and notes for the year ended April 30, 2005, included in the Company’s Annual Report on Form 10-KSB, filed on October 23, 2007. Operating results for the three months ended July 31, 2005, are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

As used in this Quarterly Report, the terms "we,” "us,” "our,” the “Company” and “Normark” mean Normark Ventures Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

NORMARK VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

JULY 31, 2005

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

July 31,
2005

ASSETS

Current
Cash and cash equivalents	$11,882
Deferred tax asset less valuation allowance of $77,524	-
Prepaid exploration costs	20,218

Total assets	$32,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$17,607
Due to related parties (Note 5)	181

Total current liabilities	17,788

Stockholders' equity
Common stock (Note 6)
Authorized
100,000,000 common shares, par value of $0.001
Issued
11,500,000 common shares	11,500
Additional paid-in capital (Note 6)	231,700
Deficit accumulated during the exploration stage	(228,888)

Total stockholders' equity	14,312

Total liabilities and stockholders' equity	$32,100

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Three Month	Three Month
	2000 to	Period Ended	Period Ended
	July 31,	July 31,	July 31,
	2005	2005	2004

EXPENSES
Bank charges	$1,054	$15	$14
Consulting fees	8,699	-	-
Management fees	17,655	-	-
Mineral property costs (Note 4)	52,445	-	18,724
Office and general	7,836	1,949	913
Professional fees	129,757	10,981	9,235
Telephone and utilities	3,849	-	-
Travel and promotion	13,270	686	-

Loss before other items	(234,565)	(13,631)	(28,886)

OTHER ITEMS
Gain/loss on foreign exchange	4,418	152	-
Interest income	1,259	-	-

	5,677	152	(28,886)

Net loss before income taxes	(228,888)	(13,479)	(28,886)

Provision for income taxes	-	-	-

Net loss for the period	$(228,888)	$(13,479)	$(28,886)

Basic and diluted loss per share		$(0.01)	$(0.01)

Weighted average number of shares
of common stock outstanding – basic and diluted		11,500,000	9,250,000

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Three Month	Three Month
	2000 to	Period Ended	Period Ended
	July 31,	July 31,	July 31,
	2005	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(228,888)	$(13,479)	$(28,886)
Item not affecting cash:
Accrued management fees to related party

Change in non-cash working capital item:
Increase (decrease) in prepaid exploration	(20,218)	-	-
Increase (decrease) in accounts payable and accrued liabilities	17,607	5,891	(42,125)

Net cash used in operating activities	(231,499)	(7,588)	(71,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash	243,200	-	85,000
Increase in due to related parties	181	181	186

Net cash provided by financing activities	243,381	181	84,186

Change in cash during the period	11,882	(7,407)	14,175

Cash, beginning of period	-	19,289	15

Cash, end of period	$11,882	$11,882	$14,190

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JULY 31, 2005

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on July 27, 2000 under the Laws of the State of Nevada and is in the business of acquisition and exploration of mineral properties. The Company is considered to be an exploration stage company.

2.	BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2005. The results of operations for the three month period ended July 31, 2005 are not necessarily indicative of the results to be expected for the year ending April 30, 2006.

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

July 31,
2005

Deficit accumulated during the exploration stage	$(228,888)
Working capital (deficiency)	14,312

4.	MINERAL PROPERTY COSTS

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

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JULY 31, 2005

4.	MINERAL PROPERTY COSTS (cont’d…)

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

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States dollars throughout this Quarterly Report, Canadian dollars have been converted into United States currency at the rate of US$1.00 being approximately equal to CDN$0.98, which is the approximate average exchange rate during the preceding months.

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

Wheaton River Claims Purchase Agreement

We purchased four mineral claims located in the Whitehorse Mining District of the Yukon Territory, Canada pursuant to our purchase agreement with Mr. Glen MacDonald dated April 30, 2001. The purchase price of the Wheaton River Claims consisted of: (i) a cash payment of $6,416 (CDN$10,000); and (ii) a 2% net smelter returns royalty (the “Royalty”) payable to Mr. MacDonald in the event that we enter into commercial mineral production on the Wheaton River Claims. The Royalty consists of 2% of the net smelter returns on the gross proceeds that we earn from the sale of any bullion, concentrates or ore from the mining of the mineral claims, less eligible costs of transportation and smelting and refining charges. If, after commencement of commercial production from the mineral claims, the royalty payable to Mr. MacDonald in any calendar year is less than $20,400 (CDN$20,000), then we will be obligated to pay to Mr. MacDonald the difference between $20,400 (CDN$20,000) and the actual amount of Royalty paid to Mr. MacDonald for the year. The Royalty will terminate once we pay to Mr. MacDonald an aggregate total of $1,020,000 (CDN$1,000,000) in Royalty payments.

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

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the Yukon Territory. Currently, exploration work with a minimum value of $102 (CDN$100) per claim is required during each year. If we do not complete this minimum amount of exploration work, we may pay a fee of $102 (CDN$100) per claim each year and meet this requirement. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. As our mineral claims are effective until November 27, 2007, we must file confirmation of the completion of exploration work in the minimum amount of $408 (CDN$400) or make a payment in lieu or exploration work in the amount of $408 (CDN$400) by November 27, 2007. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse on November 27, 2007, and we will lose all interest that we have in these mineral claims.

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

First Quarter Summary

		First Quarter Ended July 31
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(13,631)	(28,886)	(52.8)%
Net Loss	$(13,479)	$(28,886)	(53.3)%

Revenue

We have incurred a net loss of $228,888 since inception and have not earned any revenues since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable mineral deposits on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our mineral claims.

Operating Expenses

Our operating expenses for the quarters ended July 31, 2005 and July 31, 2004 included the following expenses:

		First Quarter Ended July 31,
			Percentage
	2005	2004	Increase / (Decrease)
Bank Charges	$15	$14	7.1%
Mineral Property Costs	-	18,724	(100)%
Office and General	1,949	913	113.5%
Professional Fees	10,981	9,235	18.9%
Travel and Promotion	686	-	n/a
Total Expenses	$13,631	$28,886	(52.8)%

We anticipate that our operating expenses will increase significantly as we proceed with further exploration of our Wheat River Claims.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At July 31, 2005	At April 30, 2005	Increase / (Decrease)
Current Assets	$32,100	$39,507	(18.7)%
Current Liabilities	$(17,788)	$(11,716)	51.8%
Working Capital (Deficit)	$14,312	$27,791	(48.5)%

Cash Flows
	Three Months Ended	Three Months Ended
	July 31, 2005	July 31, 2004
Cash Flows used in Operating Activities	$(7,588)	$(71,011)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from Financing Activities	$181	$85,186
Net Decrease in Cash During Period	$(7,407)	$14,175

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

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

NORMARK VENTURES CORP.

Date:	December 3, 2007	By:	/s/ G.W. Norman Wareham
G.W. NORMAN WAREHAM
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Accounting Officer)