Form 10QSB
period 2006-01-31
NORMARK VENTURES CORP
filed 2007-12-07
CIK 1126380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2006

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

NORMARK VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

JANUARY 31, 2006

NORMARK VENTURES CORP.
(An Exploration Stage Company)
 BALANCE SHEETS
(Expressed in United States Dollars)

January 31, 2006

ASSETS

Current
Cash and cash equivalents	$1,645
Deferred tax asset less valuation allowance of $88,535	-

Total assets	$1,645

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$16,780
Due to related parties (Note 5)	2,938

Total current liabilities	19,718

Stockholders' equity
Common stock (Note 6)
Authorized
100,000,000 common shares, par value of $0.001
Issued
11,500,000 common shares	11,500
Additional paid-in capital (Note 6)	231,700
Deficit accumulated during the exploration stage	(261,273)

Total stockholders' equity	18,073

Total liabilities and stockholders' equity	$1,645

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Three Month	Three Month	Nine Month	Nine Month
	2000 to	Period Ended	Period Ended	Period Ended	Period Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2006	2006	2005	2006	2005

EXPENSES
Bank charges	$1,107	$15	$14	$68	$43
Consulting fees	8,699	-	-	-	-
Management fees	17,655	-	-	-	-
Mineral property costs (Note 4)	72,663	-	-	20,218	18,724
Office and general	8,328	144	80	2,441	855
Professional fees	142,059	5,413	5,747	23,283	20,626
Telephone and utilities	3,849	-	-	-	-
Travel and promotion	13,270	-	-	686	-

Loss before other items	(267,630)	(5,572)	(5,841)	(46,696)	(40,248)

OTHER ITEMS
Gain/loss on foreign exchange	5,098	29	-	832	-
Interest income	1,259	-	-	-	-

	6,357	29	-	832	-

Net loss before income taxes	(261,273)	(5,543)	(5,841)	(45,864)	(40,248)

Provision for income taxes	-	-	-	-	-

Net loss for the period	$(263,273)	$(5,543)	$(5,841)	$(45,864)	$(40,248)

Basic and diluted loss per share		(0.01)	(0.01)	(0.01)	$(0.01)

Weighted average number of shares
of common stock outstanding
- basic and diluted		11,500,000	10,100,000	11,500,000	9,816,667

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,	Nine Month	Nine Month
	2000 to	Period Ended	Period Ended
	January 31,	January 31,	January 31,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(255,730)	$(45,864)	$(40,248)
Item not affecting cash:
Accrued management fees to related party			-

Change in non-cash working capital item:
Decrease (increase) in prepaid exploration		20,218
Increase (decrease) in accounts payable and accrued liabilities	16,780	5,064	(31,786)

Net cash used in operating activities	(244,493)	(20,582)	(72,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash	243,200	-	85,000
Increase in due to related parties	2,938	2,938	186

Net cash provided by financing activities	246,138	2,938	85,186

Change in cash during the period	1,645	(17,644)	13,152

Cash, beginning of period	-	19,289	15

Cash, end of period	$1,645	$1,645	$13,167

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JANUARY 31, 2006

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on July 27, 2000 under the Laws of the State of Nevada and is in the business of acquisition and exploration of mineral properties. The Company is considered to be an exploration stage company.

2.	BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended April 30, 2005. The results of operations for the nine month period ended January 31, 2006 are not necessarily indicative of the results to be expected for the year ending April 30, 2006.

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

2006

Deficit accumulated during the exploration stage	$(261,273)
Working capital (deficiency)	(18,073)

4.	MINERAL PROPERTY COSTS

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
JANUARY 31, 2006

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with Normark’s audited financial statements and notes for the year ended April 30, 2005, included in the Company’s Annual Report on Form 10-KSB, filed on October 23, 2007, with the Securities and Exchange Commission. Operating results for the nine months ended January 31, 2006, are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Month Summary

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(5,572)	(5,841)	(4.6)%	(46,696)	(40,248)	16.0%

Net Loss	$(5,543)	$(5,841)	(5.1)%	$(45,864)	$(40,248)	14.0%

Revenue

We have incurred a net loss of $261,273 since inception and have not earned any revenues since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable mineral deposits on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our mineral claims.

Operating Expenses

Our operating expenses for the nine-month periods ended January 31, 2006 and 2005 included the following expenses:

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Bank Charges	$15	$14	7.1%	$68	$43	58.1%
Mineral Property Costs	-	-	n/a	20,218	18,724	8.0%
Office and General	144	80	80.0%	2,441	855	185.5%
Professional Fees	5,413	5,747	(5.8)%	23,283	20,626	12.9%
Travel and Promotion	-	-	n/a	686	-	n/a
Total Expenses	$5,572	$5,841	(4.6)%	$46,696	$40,248	16.0%

We anticipate that our operating expenses will increase significantly as we proceed with further exploration of our Wheat River Claims.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

			Percentage
	At January 31, 2006	At April 30, 2005	Increase / (Decrease)
Current Assets	$1,645	$39,507	(95.8)%
Current Liabilities	(19,718)	(11,716)	68.3%
Working Capital (Deficit)	$(18,073)	$(27,791)	(35.0)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	January 31, 2006	January 31, 2005
Cash Flows used in Exploration Stage Activities	$(20,582)	$(72,034)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from Financing Activities	$2,938	$85,186
Net Increase (Decrease) in Cash During Period	$(17,644)	$13,152

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

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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