Form 10KSB
period 2006-04-30
NORMARK VENTURES CORP
filed 2008-01-25
CIK 1126380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended April 30, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

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
Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ X ] No [ ]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $352,500 as at April 30, 2006, based on a price of $0.05 per share, the price at which the issuer last sold shares of its common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 11,500,000 Shares of Common Stock as of January 22, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

NORMARK VENTURES CORP.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2006

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

As used in this Annual Report, the terms "we," "us," "our," and “Normark” mean Normark Ventures Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States Dollars throughout this prospectus, Canadian Dollars have been converted into United States currency at the rate of US$1.00 being approximately equal to CDN$0.98 which is the approximate average exchange rate during recent months.

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

The Wheaton River Claims were staked in November 2000 by Mr. MacDonald to cover the area of potential gold mineralization. Our mineral claims will expire on November 27, 2008. We intend to extend our claims on this expiration date. We are the beneficial owner of title to the Wheaton River Claims subject to our agreement to pay the Royalty.

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the Yukon Territory. Currently, exploration work with a minimum value of $102 (CDN$100) per claim is required during each year. If we do not complete this minimum amount of exploration work, we may pay a fee of $102 (CDN$100) per claim each year and meet this requirement. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. As our mineral claims are effective until November 27, 2008, we must file confirmation of the completion of exploration work in the minimum amount of $408 (CDN$400) or make a payment in lieu or exploration work in the amount of $408 (CDN$400) by November 27, 2008. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse on November 27, 2008, and we will lose all interest that we have in these mineral claims.

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

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ended April 30, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share. As of January 22, 2008, there were 11,500,000 shares of our common stock issued and outstanding that are held of record by 61 registered stockholders.

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

Recent Sales Of Unregistered Securities

None.

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

RESULTS OF OPERATION

Summary of Year End Results
	Year Ended April 30

	2006	2005	Percentage
			Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(56,954)	(43,429)	31.1%
Net Loss	$(56,110)	$(39,163)	43.3%

Revenues

We have incurred a net loss of $271,437 since inception and have not earned any revenues since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable mineral deposits on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our mineral claims.

Operating Expenses

Operating expenses for the fiscal years ended April 30, 2005 and 2006, included the following expenses:

	Year Ended April 30
	2006	2005	Percentage
			Increase / (Decrease)
Bank Charges	$84	$57	47.4%
Mineral Property Costs	20,218	18,724	8.0%
Office and General	2,882	1,188	142.6%
Professional Fees	33,084	23,460	41.0%
Travel and Promotion	686	-	n/a
Total Expenses	$56,954	$43,429	31.1%

We anticipate that our operating expenses will increase significantly as we proceed with further exploration of our Wheaton River Claims.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At April 30, 2006	At April 30, 2005	Increase / (Decrease)
Current Assets	$1,325	$39,507	(96.6)%
Current Liabilities	(29,562)	(11,716)	152.3%
Working Capital Surplus (Deficit)	$(28,237)	$27,791	(201.6)%

Cash Flows
	Year Ended April 30
	2006	2005
Net Cash used in Operating Activities	$(21,126)	$(95,593)
Net Cash provided by Investing Activities	--	--
Net Cash provided by Financing Activities	3,162	114,867
Net Increase (Decrease) in Cash During Period	$(17,964)	$19,724

The decrease in our cash reserves and working capital is primarily due to the fact that we had no sources of revenue and no sources of financing during the year ended April 30, 2006.

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

If We Do Not Conduct Mineral Exploration On Our Mineral Claims Or Pay Fees In Lieu Of Mineral Exploration, Then Our Mineral Claims Will Lapse.

We must complete mineral exploration work on our Wheaton River Claims and make filings with the mining recording office of the Yukon Territory regarding the work completed or pay filing fees in lieu of completing work on our claims. The expiry date of our mineral claims is currently November 27, 2008. We intend to make the required filings with the applicable mining recording office of the Yukon Territory. If we do not conduct any mineral exploration on our claims or make the required payments in lieu of completing mineral exploration, then our claims will lapse and we will lose all interest that we have in these mineral claims.

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

ITEM 7.	FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:		Page

Audited financial statements as of April 30, 2006, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheets as of April 30, 2006;	F-3

3.	Statements of Operations for the year ended April 30, 2006, the year ended April 30, 2005, and the period from inception (July 27, 2000) to April 30, 2006;	F-4

4.	Statement of Stockholders’ Equity (Deficiency in Assets) for the period from inception (July 27, 2000) through April 30, 2006;	F-5

5.	Statements of Cash Flows for the year ended April 30, 2006, the year ended April 30, 2005 and the period from inception (July 27, 2000) to April 30, 2006; and	F-6

6.	Notes to Financial Statements.	F-7

NORMARK VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

APRIL 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Normark Ventures Corp.
(An Exploration Stage Company)
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of Normark Ventures Corp. (an Exploration Stage Company) (the Company) as of April 30, 2006 and 2005, and the related statements of operations, cash flows and stockholders' equity (deficiency in assets) for the years then ended, and cumulative since inception (July 27, 2000) to April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and since inception (July 27, 2000) to April 30, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ Dohan and Company, CPA's

Miami, Florida
August 31, 2007

NORMARK VENTURES CORP.
(An Exploration Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
AS AT APRIL 30

2006

ASSETS

Current
Cash and cash equivalents	$1,325
Deferred tax asset less valuation allowance of $91,990	-

Total assets	$1,325

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$26,482
Due to related parties (Note 5)	3,162

Total current liabilities	29,644

Deficiency in assets
Common stock (Note 6)
Authorized
100,000,000 common shares, par value of $0.001
Issued
11,500,000 common shares	11,500
Additional paid-in capital (Note 6)	231,700
Deficit accumulated during the exploration stage	(271,519)

Total deficiency in assets	(28,319)

Total liabilities and deficiency in assets	$1,325

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,
	2000 to	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2006	2006	2005

EXPENSES
Bank charges	$1,123	$84	$57
Consulting fees	8,699	-	-
Management fees	17,655	-	-
Mineral property costs (Note 4)	72,663	20,218	18,724
Office and general	8,769	2,882	1,188
Professional fees	151,860	33,084	23,460
Telephone and utilities	3,849	-	-
Travel and promotion	13,270	686	-

Loss before other items	(277,888)	(56,954)	(43,429)

OTHER ITEMS
Gain/loss on foreign exchange	5,110	844	4,266
Interest income	1,259	-	-

	6,369	844	4,266

Net loss before income taxes	(271,519)	(56,110)	(39,163)

Provision for income taxes	-		-

Net loss for the period	$(271,519)	$(56,110)	$(39,163)

Basic and diluted loss per share		(0.01)	$(0.01)

Weighted average number of shares
of common stock outstanding
- basic and diluted		11,500,000	9,920,274

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
(Expressed in United States Dollars)

					Deficit	Total
					Accumulated	Stockholders'
		Common Stock Issued		Additional	During the	Equity
				Paid-in	Exploration	(Deficiency
		Shares	Amount	Capital	Stage	in Assets)

Balance, July 27, 2000	$		-	$-	$-	$-
Common stock issued for cash
at $0.001 per share		4,200,000	4,200	-	-	4,200
Common stock issued for cash
at $0.02 per share		4,200,000	4,200	79,800	-	84,000
Loss for the period			-	-	(43,800)	(43,800)

Balance, April 30, 2001		8,400,000	8,400	79,800	(43,800)	44,400
Loss for the year			-	-	(64,290)	(64,290)

Balance, April 30, 2002		8,400,000	8,400	79,800	(108,090)	(19,890)
Loss for the year			-	-	(37,787)	(37,787)

Balance, April 30, 2003		8,400,000	8,400	79,800	(145,877)	(57,677)
Loss for the year			-	-	(30,369)	(30,369)

Balance, April 30, 2004		8,400,000	8,400	79,800	(176,246)	(88,046)
Common stock issued for cash
at $0.05 per share		1,700,000	1,700	83,300	-	85,000
Common stock issued for cash
at $0.05 per share		1,400,000	1,400	68,600	-	70,000

Loss for the year			-	-	(39,163)	(39,163)

Balance, April 30, 2005		11,500,000	11,500	231,700	(215,409)	27,791

Loss for the year			-	-	(56,110)	(56,110)

Balance, April 30, 2006		11,500,000	11,500	231,700	(271,519)	(28,319)

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Cumulative
	Amounts
	From
	Incorporation
	on July 27,
	2000 to	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(271,519)	$(56,110)	$(39,163)
Item not affecting cash:
Accrued management fees to related party	-	-	-

Change in non-cash working capital item:
Decrease (increase) in prepaid exploration	-	20,218	(20,218)
Increase (decrease) in accounts payable and accrued liabilities	26,482	14,766	(36,212)

Net cash used in operating activities	(245,037)	(21,126)	(95,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash	243,200	-	155,000
Increase (decrease) in due to related parties	3,162	3,162	(40,133)

Net cash provided by financing activities	246,362	3,162	114,867

Change in cash during the period	1,325	(17,964)	19,724

Cash, beginning of period	-	19,289	15

Cash, end of period	$1,325	$1,325	$19,289

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NORMARK VENTURES CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2006

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

	2006	2005

Deficit accumulated during the exploration stage	$(271,519)	$(215,409)
Working capital (deficiency)	(28,319)	27,791

3.	SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant account policies adopted by the Company are as follows:

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturies of three months or less.

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
APRIL 30, 2006

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
APRIL 30, 2006

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

On March 15, 2001, the Company issued 4,200,000 shares of common stock for total proceeds of $84,000.

On June 15, 2004, the Company issued 1,700,000 shares of common stock for total proceeds of $85,000.

On April 21, 2005, the Company issued 1,400,000 shares of common stock for total proceeds of $70,000.

7.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2006	2005
Net loss for the year	$(56,110)	$(39,164)
Expected income tax recovery	$19,050	$13,316
Non-deductible expenses	-	-
Unrecognized current benefit of operating losses	(19,050)	(13,316)
Total income taxes	$-	$-

NORMARK VENTURES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2006

7.	INCOME TAXES (cont’d…)

The significant components of the Company's future income tax assets are as follows:

	2006	2005
Future income tax assets:
Operating loss carryforwards	$91,990	$72,941
Valuation allowance	(91,990)	(72,941)
Net future income tax asset	$-	$-

The Company has available for deduction against future taxable income operating losses of approximately $271,000 (2005 - $214,500). These losses, if not utilized, will expire commencing in 2021. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.

Mr. Wareham was a director and the secretary and treasurer of ASP Ventures Corp. (“ASP”) from April 1999 to March 2001. ASP was, at the time of Mr. Wareham’s involvement, a public company whose shares are traded on the OTC Bulletin Board. ASP was not engaged in any active business during the period of Mr. Wareham's involvement with ASP.

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

Ian Andrew Fraser has been our secretary since May 10, 2004. Mr. Fraser has operated a successful Yacht Brokerage in Vancouver, B.C. as president of Fraser Yacht Sales Ltd. for the past 8 years. Prior to establishing Fraser Yacht Sales Ltd. in 1997, Mr. Fraser gained experience in sales and marketing both nationally and internationally as a yacht broker for two top brokerage houses in Vancouver. Mr. Fraser has also served as an executive member of the Royal Vancouver Yacht Club for seven years. Mr. Fraser studied Business Administration at Simon Fraser University and Capilano College graduating with a diploma in Business Administration. Since August 2004, Mr. Fraser has been a director of Edgewater Foods International, Inc., a public company engaged in scallop harvesting and whose shares are traded on the OTC Bulletin Board under the symbol EDWT.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of Normark’s equity securities. Executive officers, directors, and beneficial owners of greater than 10% beneficial owners are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us and written representations from our executive officers and directors, since April 30, 2006 all of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except for the following:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
G.W. Norman Wareham President, Treasurer and Director	1	2	-
Ian Andrew Fraser Secretary	1	1	-

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in the most recent fiscal year ended April 30, 2006 for our principal executive officer, each of our other two most highly compensated executive officers serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at the end of our fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
G.W. Norman Wareham President, Treasurer, Principal Executive Officer & Principal Financial Officer	2006	-	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

From our inception on July 27, 2000 to the end of our fiscal year-ended April 30, 2006, we did not grant any stock options awards, stock awards or any other equity incentive plan awards to any of our named executive officers, as that term is defined under Item 402(a)(2) of Regulation S-B, or to our sole director. As such, there were no outstanding equity awards as at April 30, 2006.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 22, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

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

Notes:
(1)

Based on 11,500,000 shares of our common stock issued and outstanding as of January 22, 2008. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 22, 2008.

(2)	Includes 4,200,000 beneficially owned by Mr. Wareham and 100,000 shares held by Mr. Wareham’s spouse.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the commencement of our fiscal year ended April 30, 2006, or in any proposed transaction to which we propose to be a party:

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

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2006	Year Ended April 30, 2005
Audit Fees	$10,500	$13,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$10,500	$13,500

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

NORMARK VENTURES CORP.

Date:	January 23, 2008	By:	/s/ G.W. Norman Wareham
G.W. NORMAN WAREHAM
President and Treasurer
(Principal Executive Officer
and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 23, 2008	By:	/s/ G.W. Norman Wareham
G.W. NORMAN WAREHAM
President and Treasurer
(Principal Executive Officer
and Principal Financial Officer)
Director

Date:	January 23, 2008	By:	/s/ Ian Andrew Fraser
IAN ANDREW FRASER
Secretary